Form 10-Q
period 1995-09-30
HERITAGE BANCORP INC /PA/
filed 1995-11-13
CIK 714309

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED SEPTEMBER 30, 1995

                         COMMISSION FILE NUMBER 0-12506


                             HERITAGE BANCORP, INC.

                           PENNSYLVANIA    23-2228542

                 120 SOUTH CENTRE STREET, POTTSVILLE, PA 17901

                                 (717) 622-2320


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Common capital stock, par value $5.00 per share

             1,940,580 shares outstanding as of September 30, 1995

                            Heritage Bancorp, Inc.
                        and its wholly owned subsidiary
                        -------------------------------

Consolidated Balance Sheets (Unaudited)
---------------------------------------
(Dollars in thousands)                                                          September 30        December 31
                                                                                    1995               1994
                                                                                ------------        -----------
ASSETS
------
Cash and due from banks                                                         $      8,489        $    10,803
Securities:
   Held to maturity (fair value 1995 - $26,414;
      fair value 1994 - $23,253)                                                      26,165             23,806
   Available for sale                                                                 83,519             86,225
                                                                                ------------        -----------
                                                                                     109,684            110,031
Loans:
   Commercial, financial, and agricultural                                            77,641             82,201
   Real estate - mortgage and construction                                            61,397             64,264
   Consumer                                                                           38,221             37,509
                                                                                ------------        -----------
                                                                                     177,259            183,974
Less: Unearned income                                                                 (1,110)            (1,140)
         Allowance for loan losses                                                    (3,199)            (3,012)
                                                                                ------------        -----------
   Net loans                                                                         172,950            179,822
Premises and equipment, net of accumulated depreciation
   (1995 - $6,465; 1994 - $6,013)                                                      5,509              5,722
Accrued income receivable and other                                                    6,743              7,111
                                                                                ------------        -----------
                                                                                $    303,375        $   313,489
                                                                                ============        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
   Noninterest bearing                                                          $     28,888        $    31,210
   Interest bearing                                                                  221,920            226,355
                                                                                ------------        -----------
      Total deposits                                                                 250,808            257,565

Federal funds purchased and securities sold under
   agreements to repurchase                                                            8,888             13,326
Term funds borrowed                                                                    4,450              4,450
Other liabilities                                                                      2,314              2,570
                                                                                ------------        -----------
      Total liabilities                                                              266,460            277,911

Stockholders' Equity:
   Preferred stock, $25 par value; 10,000,000 shares
      authorized and unissued                                                              -                  -
   Common stock, $5 par value; authorized 10,000,000 shares
      issued 2,001,173 at 1995 and 1994                                               10,006             10,006
   Surplus                                                                               669                647
   Retained earnings                                                                  27,347             26,424
   Treasury stock, at cost (1995 - 60,593 shares;
      1994 - 15,691 shares)                                                           (1,416)              (265)
   Net unrealized appreciation (depreciation) on securities available
      for sale, net of tax (1995 - $159; 1994 - ($635))                                  309             (1,234)
                                                                                ------------        -----------
      Total stockholders' equity                                                      36,915             35,578
                                                                                ------------        -----------
                                                                                $    303,375        $   313,489
                                                                                ============        ===========

                            Heritage Bancorp, Inc.
                        and its wholly owned subsidiary
                        -------------------------------

Consolidated Statements of Income (Unaudited)
---------------------------------------------
(Dollars in thousands)                                                      Three Months Ended              Nine Months Ended
                                                                               September 30                    September 30
                                                                         1995             1994            1995           1994
                                                                       --------         --------        --------       --------
Interest income:
   Loans, including fees                                               $  4,172         $  3,845        $ 12,449       $ 11,065
   Investment and mortgage-backed securities:
      Taxable                                                             1,577            1,449           4,677          3,969
      Tax-exempt                                                            110               66             301            321
   Other                                                                      -                4               3            101
                                                                       --------         --------        --------       --------
         Total interest income                                            5,859            5,364          17,430         15,456
Interest expense:
   Deposits                                                               2,047            1,656           5,901          4,872
   Borrowings:
      Short-term                                                            137              109             487            135
      Long-term                                                              64               69             193            301
                                                                       --------         --------        --------       --------
         Total interest expense                                           2,248            1,834           6,581          5,308
                                                                       --------         --------        --------       --------
         Net interest income                                              3,611            3,530          10,849         10,148
Provision for loan losses                                                    65               99             265            416
                                                                       --------         --------        --------       --------
         Net interest income after provision for loan losses              3,546            3,431          10,584          9,732
Other income:
   Trust department                                                         134              133             474            438
   Service charges                                                          179              176             510            517
   Other income                                                              82               92             224            298
   Security gains (losses)                                                  (13)              62              (7)           188
                                                                       --------         --------        --------       --------
         Total other income                                                 382              463           1,201          1,441
                                                                       --------         --------        --------       --------
                                                                          3,928            3,894          11,785         11,173
Other expenses:
   Salaries and employee benefits                                         1,192            1,262           3,784          3,737
   Occupancy, net                                                           229              221             680            682
   Equipment                                                                178              213             588            645
   Communications and supplies                                              174              132             528            408
   Professional fees and outside services                                   281              278             833            712
   Taxes other than income                                                   83               78             259            239
   FDIC insurance premiums                                                  (17)             146             270            428
   Merger                                                                     -                -             687              -
   Restructuring                                                              -                -             391              -
   Other                                                                    175              201             650            614
                                                                       --------         --------        --------       --------
         Total other expenses                                             2,295            2,531           8,670          7,465
                                                                       --------         --------        --------       --------
         Income before income taxes                                       1,633            1,363           3,115          3,708
Federal income taxes                                                        470              418             868          1,077
                                                                       --------         --------        --------       --------
         Net income                                                    $  1,163         $    945        $  2,247       $  2,631
                                                                       ========         ========        ========       ========
Net income per common share                                            $   0.59         $   0.48        $   1.14       $   1.33
                                                                       ========         ========        ========       ========

                            Heritage Bancorp, Inc.
                        and its wholly owned subsidiary
                        -------------------------------

Consolidated Statements of Cash Flows (Unaudited)
-------------------------------------------------
(Dollars in thousands)
                                                                              Nine Months Ended      September 30
                                                                                    1995                 1994
                                                                              -----------------      ------------
Operating Activities
--------------------
   Net income                                                                   $    2,247           $    2,631
   Adjustments to reconcile net cash provided by
      operating activities:
      Provisions for loan losses                                                       265                  417
      Depreciation                                                                     461                  498
      Amortization of securities' premiums and
         accretion of discounts                                                         80                  124
      Realized (gains) losses on sales of securities                                     7                 (188)
      (Increase) decrease in accrued income receivable
         and other assets                                                             (427)                (693)
      Increase (decrease) in interest payable and other
         liabilities                                                                  (256)                  21
                                                                                ----------           ----------
         Net cash provided by operating activities                                   2,377                2,810
                                                                                ----------           ----------

Investing Activities
--------------------
   Securities held to maturity:
      Proceeds from called / matured securities                                      5,146                6,475
      Purchases                                                                     (5,774)             (13,497)
   Securities available for sale:
      Proceeds from called / matured securities
         principal repayments                                                        6,496               12,890
      Proceeds from sales                                                            8,343               12,304
      Purchases                                                                    (11,613)             (26,186)
   Net (increase) decrease in loans                                                  6,607               (2,186)
   Purchases of premises and equipment                                                (248)                (145)
                                                                                ----------           ----------
         Net cash provided by / (used in) investing activities                       8,957              (10,345)
                                                                                ----------           ----------

Financing Activities
--------------------
   Net increase (decrease) in noninterest bearing deposits                          (2,322)               1,535
   Net increase (decrease) in interest bearing deposits                             (4,435)              (1,422)
   Net increase (decrease) in short-term borrowings                                 (4,438)              13,126
   Repayment of long-term borrowings                                                     -               (4,500)
   Purchase of treasury stock                                                       (1,285)                  (1)
   Issuance of treasury stock                                                          156                  122
   Cash dividends                                                                   (1,324)              (1,149)
                                                                                ----------           ----------
         Net cash provided by / (used in) financing activities                     (13,648)               7,711
                                                                                ----------           ----------

         Increase (decrease) in cash and cash equivalents                           (2,314)                 176

         Cash and cash equivalents at the beginning of the year                     10,803                9,407
                                                                                ----------           ----------

         Cash and cash equivalents at September 30                              $    8,489           $    9,583
                                                                                ==========           ==========

                            Heritage Bancorp, Inc.
                        and its wholly-owned subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

September 30, 1995

Note A --- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

EARNINGS PER SHARE:

Earnings per share is based on the weighted average outstanding shares as follows:

                                   1995                   1994
                                   ----                   ----
Third Quarter                1,960,246 shares       1,982,886 shares
Year-to-Date                 1,963,031 shares       1,984,397 shares

FINANCIAL CONDITION

Heritage National Bank, a member of the Federal Reserve System, is the sole subsidiary of Heritage Bancorp, Inc.

LOANS

Total assets of the Corporation decreased $10,114,000 or 3.23%, during the first nine months of 1995. The decrease occurred primarily in the loan portfolio, as the net balance of $172,950,000 decreased $6,872,000 or 3.82%, from the December 31, 1994 net balance of $179,822,000. The decrease in loans occurred specifically in the area of commercial and residential real estate loans while the consumer loan portfolio remained relatively constant. The commercial loan portfolio was negatively impacted by an increase in interest rates coupled with reduced loan volume and early payoffs in this category. The decrease in real estate loans is partly attributable to the fact that the Bank is selling fixed rate mortgages on the secondary market through Freddie Mac in order to control interest rate risk. The Corporation still maintains the servicing rights to these loans. The total amount sold as of September 30, 1995 was $3,562,000 compared to $1,977,000 at December 30, 1994.

ASSET QUALITY

Changes in the allowance for loan losses for the nine months ended September 30, 1995 and 1994 were are follows (in 000's):

                                                       1995           1994
                                                       ----           ----
  Balance at the beginning of the year               $3,012         $2,453
  Recoveries of loans                                    62             23
  Provision charged to operations                       265            416
  Loans charged off                                    (140)          (126)
                                                     ------         ------
  Balance at end of period                           $3,199         $2,766
                                                     ======         ======

The following table summarizes the Corporation's nonaccrual, past due, and restructured loans at September 30, 1995 and December 31, 1994 (in 000's).

                                                       1995           1994
                                                       ----           ----
  Loans on nonaccrual                                $  800         $1,581
  Accruing loans past due 90+ days                    2,360            742
  Restructured loans                                      0              0
                                                     ------         ------
   Total                                             $3,160         $2,323
                                                     ======         ======

$2,017,000 of the accruing loans past due 90+ days at September 30, 1995 are secured by real estate or otherwise guaranteed as to repayment. As of September 30, 1995 management was not aware of any other potential problem loans not identified in the above table.

Information with respect to nonaccrual loans through September 30, 1995 and 1994 (in 000's):

                                                       1995           1994
                                                       ----           ----
  Interest income that would have been
   recorded under original terms                      $  52          $  99
  Interest income recorded during the period             40             60

The provision for loan losses for the nine months ended September 30, 1995 was reduced to $265,000 from $416,000 for the same period in 1994. This was due to an in-depth analysis of the portfolio credit quality, in which it was determined the allowance was adequate. One contributing factor to this conclusion was the allowance for loan losses to nonperforming loans was 400.00% as of September 30, 1995, an increase from 195% at December 31, 1994.

INVESTMENTS

In connection with the business combination with Bankers' Financial Services Corporation, the Corporation reclassified its security portfolio in the first quarter of 1995 to ensure securities owned by Bankers were presented in a manner which conforms with the Corporation. The reclassifications resulted in a net decrease of $5,088,000 in securities available for sale. Securities previously carried as available for sale of $5,488,000 were transferred to held to maturity, and securities previously carried as held to maturity of $400,000 were transferred to available for sale.

DEPOSITS

Total deposits decreased $6,757,000 or 2.62%, for the nine months ended September 30, 1995. Noninterest bearing deposits decreased $2,322,000 or 7.44% and interest bearing deposits decreased $4,435,000 or 1.96%. The majority of the decrease occurred in interest bearing deposits, specifically in the area of money market deposits, as depositors withdrew their money from the Bank in favor of higher paying investment accounts outside the Bank. Noninterest bearing deposits decreased as the result of seasonal fluctuations that occur, as well as some deposit run-off associated with the merger.

SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under agreements to repurchase decreased $4,438,000 or 33.30% when compared to December 31, 1994 balance of $13,326,000. As loan demand decreased, principal repayments were not needed for loan funding. Instead, they were used to reduce short-term borrowings.

LIQUIDITY

The Corporation has a one month negative maturity gap of $23,203,000. The Corporation maintains liquidity through its securities portfolio, which management considers extremely liquid. The liquidity of this portfolio, coupled with the Bank's core deposits and credit facilities which have been arranged through the Federal Home Loan Bank and potential repurchase agreements with a major investment firm provide the Corporation with funds necessary to meet loan demand or deposit runoff.

CAPITAL

The Corporation approved a stock buy-back program in March of 1995 authorizing the corporate officers to repurchase up to $2,000,000 of its own stock. In excess of 51,000 shares or approximately $1,275,000 of stock has been purchased as of September 30, 1995 in connection with the stock buy-back program.

The Corporation is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators.

At September 30, 1995, the Corporation is required to have minimum Tier 1 and total capital ratios of 4.00% and 8.00%, respectively. The Corporation's actual ratios at that date were 20.43% and 21.68%, respectively, which significantly exceed the requirements. The Corporation's leverage ratio at September 30, 1995 was 12.02%.

RESULTS OF OPERATIONS

Net income was $1,163,000 ($.59 per share) for the three months ended September 30, 1995 and $2,247,000 ($1.14 per share) for the nine months ended September 30, 1995. This compares to $945,000 ($.48 per share) and $2,631,000 ($1.33 per share) for the respective periods in 1994. The increase in earnings for the three months ended September 30, 1995 was primarily the result of a $158,000 refund of FDIC premiums, a $115,000 increase in net interest income, and a $78,000 reduction in overhead expenses, coupled with a decrease in security gains of $75,000 and an increase in income taxes of $52,000.

The decrease in earnings of $384,000 for the nine months ended September 30, 1995 was primarily related to merger and restructuring expenses totalling $1,078,000 which were accounted for in the first two quarters of 1995. All merger related expenses have been accrued for and will not have an impact on earnings for the fourth quarter of 1995.

NET INTEREST INCOME

On a non-tax equivalent basis, net interest income was $3,611,000 for the three months and $10,849,000 for the nine months ended September 30, 1995. This represents an increase of $81,000 or 2.29% and $701,000 or 6.91%, over the same periods in 1994. Interest income increased $495,000 and $1,974,000 for the three and nine months ended September 30, 1995. This increase is the result of higher rates earned on average earnings assets by approximately 97 basis points on an average balance that decreased $888,000 or .31%.

Interest expense increased $414,000 and $1,273,000 for the three and nine months ended September 30, 1995 as a result of an increase in rates by approximately 66 basis points. Average sources of funds decreased approximately $1,556,000 or
 .58% for the nine months ended September 30, 1995. Therefore, net interest income has increased as the net interest spread increased by 31 basis points along with a decrease in the average sources of funds which exceeded the decrease in average earning assets.

OTHER INCOME

Other income decreased $81,000 or 17.49% and $240,000 or 26.66% in the three and nine months periods ended September 30, 1995, when compared to the respective periods in 1994. Trust department income remained relatively consistent at $134,000 for the three month period ended September 30, 1995 when compared to the $133,000 recorded in 1994. An increase of $36,000 over last year's total for the nine month period ended September 30, 1995 is due to an increase in the number of personal trust and investment accounts.

The Other category recorded a decrease of $10,000 or 10.87% and $74,000 or 24.83% for the three and nine month periods ended September 30, 1995. The primary reason for the decrease in this category was that in the first quarter of 1994, $27,000 was earned as income on the cash surrender value of officer life insurance, whereas no corresponding income was earned in 1995. Also, contributing to the decrease in this category were late charges on loans. In 1994, The Schuylkill Haven Trust Company recorded late charges on loans when earned. In order to conform with the Corporation's more conservative policy, late charges in 1995 are recorded when collected to be consistent with the way they had been recorded by Miners National Bank. This resulted in a reduction of income of approximately $5,000 and $25,000 in the three and nine month periods ended September 30, 1995 when compared to the respective periods in 1994. In addition, during the third quarter of 1994, the Bank received recoveries on bad checks of approximately $14,000.

Recognized gains (losses) on the sale of securities was ($13,000) and ($7,000) for the three and nine month period ended September 30, 1995 compared to $62,000 and $188,000 for the same periods in 1994. The Corporation restructured its portfolio in 1994 and sold off several securities resulting in significant securities gains. There has been no significant activity in 1995.

OTHER EXPENSE

Other expenses of $2,295,000 and $8,670,000 for the three and nine months ended September 30, 1995 represents a decrease of $236,000 of 9.32% and an increase of $1,205,000 or 16.14%, over the respective periods in 1994. The most significant increase occurred in the areas of merger and restructuring expenses which amounted to $1,078,000 for the nine month period ended September 30, 1995. These expenses were necessary for investment banking, legal, consulting, and accounting costs related to the merger as well as system conversion, reengineering costs, severance packages, advertising costs, and various office supplies subsequent to the merger consummation. All merger related expenses for 1995 were accounted for in the first two quarters, and there will not be any more incurred in 1995.

Equipment totalled $178,000 and $588,000 for the three and nine months ended September 30, 1995. This represents a decrease in last period results of $35,000 or 16.43% and $57,000 or 8.84%, respectively. The monthly accrual for depreciation expense was reduced by approximately $4,000 per month or $36,000 for the nine months ended September 30, 1995 when compared to last year's monthly accrual. This decrease was due to several assets becoming fully depreciated in 1994. Also, contributing to the decrease was a reduction in repairs and maintenance for the three and nine month periods of approximately $6,000 and $4,000 when compared to 1994.

Communications and supplies increased $42,000 or 31.82% and $120,000 or 29.41% for the three and nine months ended September 30, 1995. The increase is the result of additional supply purchases which were necessary due to the name change of the Corporation.

Professional fees and outside services totalled $281,000 and $833,000 for the three and nine months ended September 30, 1995. This represents increases over last periods results of $3,000 or 1.08% and $121,000 or 16.99%, respectively. The majority of this increase approximately $50,000 related to legal expenses incurred as a result of problem loan workout activities. Other outside services that have increased are safekeeping fees by approximately $10,000, ATM management fees by approximately $15,000, holding company expenses by approximately $12,000 and $12,000 for strategic planning consultants. Also, payroll for temporary help in the amount of $20,000 has been charged to this category.

FDIC insurance premium expenses totalled ($17,000) and $270,000 for the three and nine months ended September 30, 1995 which represents a decrease of $163,000 or 111.64% and $158,000 or 36.92%, respectively. The Corporation received a refund from the FDIC in the amount of $158,000 as a result of a retroactive premium reduction. Since the Corporation is well capitalized, we were assessed at the lowest rate available at $.04 per $100 of deposits, down from $.23 in 1994. This reduced premium rate will continue to have a favorable impact on the Corporation's expense in future periods.

The "other" category increased $26,000 or 12.94% and $36,000 or 5.86%, for the three and nine months ended September 30, 1995. Loan processing fees increased approximately $40,000 due to increases in credit card and third party dealer processing costs. Other real estate losses increased by approximately $14,000 resulting from the sale of such properties. Offsetting these increases were decreases in deferred compensation expense of $40,000. This was due to the Bank receiving proceeds on a life insurance policy. Also, other insurance expenses decreased $13,000 when compared to 1994. Customer check expenses increased approximately $21,000 because the Bank participated in a check buy-back program as a result of the name change.

FEDERAL INCOME TAXES

The provision for federal income taxes was $470,000 and $868,000 for the three months and six months ended September 30, 1995 which represents an increase of $52,000 and a decrease of $209,000 compared to the respective periods in 1994. This variance is due to a variances in earnings between reporting periods. Effective tax rates were 28.78% and 27.87% for the three and nine month periods ended September 30, 1995. This is compared to 30.67% and 29.05% for the same periods in 1994. The decrease in effective rates is due to tax-exempt interest income from loans and securities comprising a higher percentage of income before income taxes in 1995 compared to 1994.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable

Item 2.  Changes in Securities - Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable

Item 4.  Submisson of Matters to a Vote of Security Holders -
           Not Applicable

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K - Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                    HERITAGE BANCORP, INC.
                                          (Registrant)


  11/9/95                           /s/ Allen E. Kiefer
-------------                       --------------------------------------------
   (Date)                           Allen E. Kiefer, President and C.E.O.


  11/8/95                           /s/ Guy H. Boyer
-------------                       --------------------------------------------
   (Date)                           Guy H. Boyer, CPA, Secretary/Treasurer