Form 10-K
period 1995-12-31
HERITAGE BANCORP INC /PA/
filed 1996-03-29
CIK 714309

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
                                      [X]
                  For the fiscal year ended December 31, 1995
                                      OR

                                      [_]
       For the transition period from _______________ to _______________

                        Commission file number 0-12506

                            HERITAGE BANCORP, INC.
            (Exact name of registrant as specified in its charter)
120 South Centre Street                                   23-2228542
Pottsville, Pennsylvania                    (I.R.S. Employer Identification No.)
(Address of principal executive offices)                    17901
                                                          (Zip Code)

Registrant's telephone number, including area code:  (717) 622-2320

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
       None                                                None
-------------------                    -----------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $5.00 par value
                         -----------------------------
                               (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing sale price on March 1, 1996 was approximately $40,891,851.
-----------

  The number of shares of Common Stock outstanding as of March 1, 1996 was 1,921,605.
---------


                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Heritage Bancorp, Inc. 1995 Annual Report to Stockholders and the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 16, 1996 are incorporated herein by reference into Parts II-IV of this Report.

                                    PART I
                                    ------

ITEM 1  BUSINESS.

        Heritage Bancorp, Inc. (the "Corporation") is a Pennsylvania business corporation formed in 1983 with its headquarters located in Pottsville, Schuylkill County, Pennsylvania. Prior to March 1, 1995, the name of the Corporation was Miners National Bancorp, Inc. ("Miners"). As a result of the merger on March 1, 1995 between Miners and Bankers' Financial Services Corporation ("Bankers"), a one bank holding company located in Schuylkill Haven, Pennsylvania, Miners exchanged 560,173 shares of its common stock for all of the outstanding common stock of Bankers and simultaneously changed its name to Heritage Bancorp, Inc. The merger has been accounted for as a pooling of interests. Accordingly, all prior financial information presented has been restated to include Bankers.

        The Corporation is a bank holding company as defined in the Bank
Holding Company Act of 1956, as amended. Heritage National Bank (the "Bank") is a wholly-owned subsidiary of the Corporation which includes the former Miners National Bank and Bankers' subsidiary, The Schuylkill Haven Trust Company. Through the Bank, the Corporation acts as a community financial service provider, and offers traditional banking and related financial services to individual, business, and government customers. The Bank, which is the oldest commercial bank in its trade area, was originated under a state bank charter in 1828 and also is the third largest commercial bank in Schuylkill County.

        The Bank currently operates a network of fourteen full service community offices throughout Schuylkill and northern Dauphin counties. The Corporation is a member of the MAC Regional and Cirrus National ATM networks, operating a network of nine automated teller machines which are installed at community offices. Through its community banking offices, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings, and demand deposits, the making of commercial, consumer, and mortgage loans, the providing of credit cards, automated teller machine services and safe deposit services. The Bank also performs personal, corporate, pension and other fiduciary services through its Trust division. Through its correspondent banking relationships, the Bank also is capable of offering a variety of collection and funds transfer services.

        The deposit base of the Bank is such that the loss of one depositor or a related group of depositors would not have a materially adverse effect on the Corporation's business. In addition, the Bank's loan portfolio is well diversified, so that one industry or group of related industries does not comprise a material portion of total loans outstanding. The Corporation's business is not seasonal, nor does it have any risks attendant to foreign sources.

        The financial services industry in the Bank's trade area continues to be extremely competitive, both among commercial banks and with other financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds, credit unions and mortgage companies. The increased competition has resulted from a changing legal and regulatory climate, as well as from the current economic climate.

        During 1993, the Corporation's other subsidiary, Miners Life Insurance Company, ceased operations. The financial results of Miners Life Insurance Company were not material in relation to consolidated results.

        SUPERVISION AND REGULATION.
        --------------------------

        The Corporation is subject to regulation by the Pennsylvania
Department of Banking, the Federal Reserve Board and the Securities and Exchange Commission. The deposits of the Bank are insured by the FDIC and the Bank is a member of the Bank Insurance Fund which is administered by the FDIC. The Bank is subject to regulation by the Pennsylvania Department of Banking and the FDIC, but, as a national bank, is regulated and examined by the Office of the Comptroller of the Currency.

        The Corporation is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Federal Reserve Board may also make examinations of the Corporation. The BHC Act requires each bank holding company to obtain the approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of such bank.

        Pursuant to provisions of the BHC Act and regulations promulgated by the Federal Reserve Board thereunder, the Corporation may only engage in or own companies that engage in activities deemed by the Federal Reserve Board to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto, and the Corporation must gain permission from the Federal Reserve Board prior to engaging in most new business activities.

        A bank holding company and its subsidiaries are subject to certain restrictions imposed by the BHC Act on any extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.


        SOURCE OF STRENGTH DOCTRINE.
        ---------------------------

        Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations or both. This doctrine is commonly known as the "source of strength" doctrine.


        DIVIDENDS.
        ---------

        Dividends are paid by the Corporation from its assets, which are mainly provided by dividends from the Bank. However, certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this restriction, the Bank, without prior regulatory approval, can declare dividends to the Corporation totaling $2,796,000, plus an additional amount equal to the Bank's net profit for 1996, up to the date of any such dividend declaration.

        Under Federal Reserve regulations, the Bank also is limited as to the amount it may lend to its affiliates, including the Corporation, unless such loans are collateralized by specified obligations. At December 31, 1995, the maximum amount available for transfer from the Bank to the Corporation in the form of loans approximated 20% of capital stock and surplus.


        CAPITAL ADEQUACY.
        ----------------

        The Federal banking regulators have adopted risk-based capital guidelines for bank holding companies, such as the Corporation. The guidelines were phased in over a two year period ended December 31, 1992. Currently, the required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. During the two-year phase-in period, a limited portion of Tier 2 capital was permitted to be included as Tier 1 capital.

        In addition to the risk-based capital guidelines, the Federal banking regulators established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. The Corporation and the Bank exceed all applicable capital requirements.


        FDICIA.
        ------

        In 1991, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") was signed into law. FDICIA established five different levels of capitalization of financial institutions, with "prompt corrective actions" and significant operational restrictions imposed on institutions that are capital deficient under the categories. The five categories are: Well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

        To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. On December 31, 1995, the Corporation and the Bank exceeded the minimum capital levels of the well capitalized category.

        Regulatory oversight of an institution becomes more stringent with each lower capital category, with certain "prompt corrective actions" imposed depending on the level of capital deficiency.


        OTHER PROVISIONS OF FDICIA.
        --------------------------

        Each depository institution must submit audited financial statements to its primary regulator and the FDIC, which reports are made publicly available. In addition, the audit committee of each depository institution must consist of outside directors and the audit committee at "large institutions" (as defined by FDIC regulation) must include members with banking or financial management expertise. The audit committee at "large institutions" must also have access to independent outside counsel. In addition, an institution must notify the FDIC and the institution's primary regulator of any change in the institution's independent auditor, and annual management letters must be provided to the FDIC and the depository institution's primary regulator. The regulations define a "large institution" as one with over $500 million in assets, which does not include the Bank. Also, under the rule, an institution's independent auditor must examine the institution's internal controls over financial reporting and perform agreed-upon procedures to test compliance with laws and regulations concerning safety and soundness.

        Under FDICIA, each federal banking agency must prescribe certain safety and soundness standards for depository institutions and their holding companies. Three types of standards must be prescribed: Asset quality and earnings, operational and managerial, and compensation. Such standards would include a ratio of classified assets to capital, minimum earnings, and, to the extent feasible, a minimum ratio of market value to book value for publicly traded securities of such institutions and holding companies. Operational and managerial standards must relate to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting,
(iv) interest rate exposure, (v) asset growth, and (vi) compensation, fees and benefits. In November, 1993, the federal banking agencies released proposed rules setting forth some of the required safety and soundness standards. Under such proposed rules, if the primary federal regulator determines that any standard has not been met, the regulator can require the institution to submit a compliance plan that describes the steps the institution will take to eradicate the deficiency. Failure to adopt or implement a compliance plan could lead to further sanctions by the responsible regulator. Pursuant to the Riegle Community Development and Regulatory Improvement Act of 1994, federal banking agencies have been given the discretion to adopt safety and soundness guidelines rather than regulations.

        Provisions of FDICIA relax certain requirements for mergers and acquisitions among financial institutions, including authorization of mergers of insured institutions that are not members of the same insurance fund, and provide specific authorization for a federally chartered savings association or national bank to be acquired by an insured depository institution.

        Under FDICIA, all depository institutions must provide 90 days notice to their primary federal regulator of branch closings, and penalties are imposed for false reports by financial institutions. Depository institutions with assets in excess of $250 million must be examined on-site annually by their primary federal or state regulator or the FDIC.

        FDICIA also sets forth Truth in Savings disclosure and advertising requirements applicable to all depository institutions.


        FDIC INSURANCE ASSESSMENTS.
        --------------------------

        The Financial Institutions Reform, Recovery and Enforcement Act of
1989 ("FIRREA") created two deposit insurance funds to be administered by the
FDIC:  The Savings Association Insurance Fund (SAIF) and the Bank Insurance Fund
(BIF). The Bank's deposits are insured under BIF. The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures.

        Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each institution to one of three capital groups (well capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to gauging the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10.00% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6.0% or greater and a Tier 1 leverage ratio of 5.0% or greater are assigned to the well-capitalized group. Prior to BIF being fully funded during 1995, the Bank was subject to FDIC deposit insurance assessments at the rate of $.23 for every $100 of deposits.

        In the second quarter of 1995, the BIF reached its statutory reserve ratio requirement. Consequently, the FDIC has significantly reduced the assessment rates applicable to BIF members and refunded to BIF members that portion of the assessment for the second and third quarters of 1995 which represented an overpayment once the BIF had achieved full funding in accordance with the statutory reserve ratio requirement. The Bank received a refund from the FDIC in September 1995 in the amount of $158,000, which amount also includes interest on the refund from June 1 to September 14, 1995. According to the new rate schedule, BIF institutions deemed to have the highest risk will pay up to $0.31 for every $100 of deposits annually while those deemed to have the least risk will pay $0.04 for every $100 of deposits annually. In the case of the Bank, it presently is assessed $.04 for ever $100 of deposits annually.
However, the FDIC has waived the Bank's premiums for 1996, except for a $2,000 minimum payment.


        INTERSTATE BANKING.
        ------------------

        Prior to the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") in September 1994, interstate acquisitions were prohibited under the terms of the Douglas Amendment to the BHC Act unless the acquisition was specifically authorized by a reciprocal interstate banking statute, such as the statute adopted in Pennsylvania in 1990. Similarly, interstate branching was prohibited for national banks and state-chartered member banks by the McFadden Act, although some states, not including Pennsylvania, had passed laws permitting limited interstate branching by non-Federal Reserve member state banks. The Riegle-Neal Act permits an adequately capitalized, adequately managed bank holding company to acquire a bank in another state as of September 29, 1994, whether or not the state permits the acquisition, subject to certain deposit concentration caps and the Federal Reserve Board's approval. A state may not impose discriminatory requirements on acquisitions by out-of-state holding companies. In addition, beginning on June 1, 1997, under the Riegle-Neal Act, a bank can expand interstate by merging with a bank in another state and also may consolidate the acquired bank into new branch offices of the acquiring bank, unless the other state affirmatively opts out of the legislation before that date. A state may also opt into the legislation earlier than June 1, 1997 if it wishes to do so. The Riegle-Neal Act also permits de novo interstate branching as of June 1, 1997 but only if a state affirmatively opts in by appropriate legislation. Once a state opts in to interstate branching, it may not opt out at a later date. The Riegle-Neal Act also allows foreign banks to branch by merger or de novo branch to the same extent as banks from the foreign bank's home state. The Riegle-Neal Act also subjects foreign banks to some additional requirements, including extending obligations under the Community Reinvestment Act to certain foreign bank acquisitions and regulating the types of activities off-shore branches of foreign banks may conduct. The Pennsylvania Legislature amended the Pennsylvania Banking Code of 1965 in July, 1995, to opt in to all of the provisions of the Riegle-Neal Act, including interstate bank mergers and de novo interstate branching. Management of the Corporation cannot predict with any reasonable degree of certainty the effects, if any, which the Riegle-Neal Act may have on the Corporation.


        PROPOSED LEGISLATION.
        --------------------

        Legislation has been introduced in Congress to recapitalize the SAIF via a one-time special assessment on SAIF deposits and thereafter to merge the SAIF with the BIF. Legislation also is pending in Congress which would repeal certain aspects of the Glass-Steagall Act, which prohibits commercial banks from engaging in securities underwriting activities. It is not anticipated that the enactment of such legislation, in its current form, would have a material effect on the financial condition or results of operations of the Corporation.


        EMPLOYEES.
        ---------

        At December 31, 1995, the Corporation and the Bank employed approximately 174 persons.


        MERGERS AND ACQUISITIONS.
        ------------------------

          On March 1, 1995, Miners National Bancorp, Inc. consummated its merger with Bankers' Financial Services Corporation and its wholly-owned subsidiary, The Schuylkill Haven Trust Company. The merger, valued at approximately $15,000,000, was accounted for as a pooling of interests. The combined companies conduct business under the new name Heritage Bancorp, Inc., with the wholly-owned bank subsidiary being Heritage National Bank. The merger enhances both banks' presence in the market, giving the Corporation greater strength in community banking with over $300 million in assets.


ITEM 2  PROPERTIES.

        The Corporation's executive offices are located at 120 South Centre Street, Pottsville, Pennsylvania. The Bank operates 14 full service offices. Of the 14 offices, 13 are owned and 1 is leased from independent owners. There are no encumbrances on the offices owned and the rental expense on the leased property is immaterial in relation to operating expenses.

ITEM 3  LEGAL PROCEEDINGS.

        Although the Corporation and/or the Bank are defendants in various legal proceedings arising in the course of their business, there are no legal proceedings pending or threatened which, in the opinion of management and counsel, will have a material effect on the consolidated financial condition or results of operations of the Corporation.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.


                                    PART II
                                    -------

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

        This item is incorporated by reference to information under the heading Market and Dividend Information, found on page 9 of the Corporation's 1995 Annual Report to Stockholders (Exhibit 13, page 2).


ITEM 6  SELECTED FINANCIAL DATA.

        This item is incorporated by reference to information under the headings Financial Highlights and Selected Financial Data, found on pages 2 and 10 of the Corporation's 1995 Annual Report to Stockholders (Exhibit 13, pages 1 and 3).


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This item is incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations, found on pages 11 through 28 of the Corporation's 1995 Annual Report to Stockholders (Exhibit 13, pages 4 through 21).


ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

        This item is incorporated by reference to information under the heading Quarterly Results of Operations and to the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditor's Report, set forth on pages 29 through 50 of the Corporation's 1995 Annual Report to Stockholders (Exhibit 13, pages 22 through 43).


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                   PART III
                                   --------

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        DIRECTORS.
        ---------

        Information relative to directors of the Corporation is incorporated herein by reference to Election of Directors in the Corporation's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 16, 1996 (the "Proxy Statement") and information required by Item 405 of Regulation S-K is incorporated herein by reference to Section 16(a) of the Exchange Act in the Proxy Statement.


        EXECUTIVE OFFICERS OF THE REGISTRANT.
        ------------------------------------

        The names, ages and positions of all of the Corporation's executive officers as of March 1, 1996 are listed below along with their business experience during the past five years. Executive officers are appointed by the Board of Directors. There are no family relationships among these executive officers, nor any arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

Name                Age       Position and Business Experience During Past 5
----                ---       ----------------------------------------------
                              Years
                              -----
Allen E. Kiefer      52       President and Chief Executive Officer of
                              Corporation and Bank.

Guy H. Boyer         41       Executive Vice President of Corporation and Bank
                              (March, 1995 to date), Secretary/Treasurer of
                              Corporation and Treasurer of Bank (1983 to date),
                              Chief Financial Officer of Bank (1983 to 1995).

Richard A. Ketner    41       Executive Vice President of Corporation and Bank
                              (March, 1995 to date), formerly President and
                              Chief Executive Officer of Bankers' Financial
                              Services Corporation and The Schuylkill Haven
                              Trust Company.

David L. Scott       25       Assistant Vice President of Bank and Chief
                              Accounting Officer of Bank and Corporation (1995
                              to date), formerly certified public accountant
                              with Beard and Company, Inc., Reading,
                              Pennsylvania.

ITEM 11 EXECUTIVE COMPENSATION.

        This item is incorporated by reference to Executive Compensation in the Proxy Statement.


ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        This item is incorporated by reference to Outstanding Stock and Principal Holders Thereof and Security Ownership of Management in the Proxy Statement.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        This item is incorporated by reference to Transactions with Management in the Proxy Statement.


                                    PART IV
                                    -------

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)  1.  Financial Statements.

                 The Consolidated Financial Statements to be included in Part II, Item 8 are incorporated by reference to pages 30 through 50 of the 1995 Annual Report to Stockholders (Exhibit 13, pages 23 through 43).

             2.  Financial Statement Schedules.

                 All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction, or are inapplicable or pertain to items as to which the required disclosures have been made elsewhere in the Consolidated Financial Statements and Notes thereto, and therefore have been omitted.

             3.  Exhibits.

                 3(a) The Articles of Incorporation, as amended, of Heritage Bancorp, Inc., formerly, prior to change of name, Miners National Bancorp, Inc. (the "Corporation"), are incorporated herein by reference to Exhibit 3(a) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

                 3(b) The By-Laws, as amended, of the Corporation are incorporated herein by reference to Exhibit 3(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

                 10(a) The Corporation's Executive Incentive Compensation Plan
                       is incorporated herein by reference to Exhibit 10(a) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

                 10(b) Executive Supplemental Income Agreement, including
                       Addendum thereto, both dated as of January 30, 1990, between Heritage National Bank, formerly, prior to change of name, The Miners National Bank (the "Bank") and Allen
                       E. Kiefer, is incorporated herein by reference to Exhibit 10(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

                 10(c) Executive Supplemental Income Agreement, including
                       Addendum thereto, both dated as of March 1, 1990, between the Bank and Guy H. Boyer, is incorporated herein by reference to Exhibit 10(c) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

                 10(d) Deferred Income Agreement, dated as of January 1, 1985, between the Bank and Allen E. Kiefer, is incorporated herein by reference to Exhibit 10(f) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

                 10(e) Deferred Income Agreement, dated as of December 1, 1990, between the Bank and Allen E. Kiefer, is incorporated herein by reference to Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

                 10(f) Deferred Income Agreement, dated as of January 1, 1985, between the Bank and Guy H. Boyer, is incorporated herein by reference to Exhibit 10(h) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

                 10(g) Employment Agreement between the Corporation and Allen E.
                       Kiefer, President and Chief Executive Officer, is incorporated herein by reference to Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

                 10(h) Employment Agreement between the Corporation and Guy H.
                       Boyer, Executive Vice President, is incorporated herein by reference to Exhibit 10(h) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

                 10(i) Employment Agreement between the Corporation and Richard
                       A. Ketner, Executive Vice President, is incorporated herein by reference to Exhibit 10(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

                 10(j) Change in Control Agreement between the Corporation and
                       Allen E. Kiefer, President and Chief Executive Officer, is incorporated herein by reference to Exhibit 10(j) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

                 10(k) Change in Control Agreement between the Corporation and
                       Guy H. Boyer, Executive Vice President, is incorporated herein by reference to Exhibit 10(k) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

                 10(l) Change in Control Agreement between the Corporation and
                       Richard A. Ketner, Executive Vice President, is incorporated herein by reference to Exhibit 10(l) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

                 10(m) The Corporation's 1995 Stock Incentive Plan is
                       incorporated by reference to Exhibit 4.1 to the Corporation's Registration Statement on Form S-8, as filed with the Commission on April 14, 1995 (Commission File Number 33-91208).

                 10(n) The Corporation's 1995 Stock Option Plan for Non-Employee
                       Directors is incorporated by reference to Exhibit 4.1 to the Corporation's Registration Statement on Form S-8, as filed with the Commission on April 14, 1995 (Commission File Number 33-91224).

                 13 Page 2 and pages 9 through 50 of the Registrant's 1995 Annual Report to Stockholders.

                 22    Subsidiaries of the Registrant.

                 23    Consent of Independent Auditors.

                 27    Financial Data Schedule.


        (b)  Reports on Form 8-K.

             There were no Reports on Form 8-K filed during the three months ended December 31, 1995.

                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HERITAGE BANCORP, INC.



March 27, 1996                          By: /s/ Allen E. Kiefer
                                           -------------------------------------
                                           Allen E. Kiefer
                                           President and Chief Executive Officer

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


SIGNATURES               TITLE                                  DATE
----------               -----                                  ----

/s/ Allen E. Kiefer
----------------------   President, Chief Executive Officer     March 26, 1996
Allen E. Kiefer          and Director



/s/ Guy H. Boyer
----------------------   Executive Vice                         March 26, 1996
Guy H. Boyer             President, Secretary/Treasurer
                         and Director
                         (Principal Financial Officer)


/s/ Richard A. Ketner
----------------------   Executive Vice President and           March 26, 1996
Richard A. Ketner        Director


/s/ David L. Scott
----------------------   Assistant Vice President and           March 28, 1996
David L. Scott           Chief Accounting Officer


/s/ Ermano O. Agosti
----------------------   Director                               March 26, 1996
Ermano O. Agosti



----------------------   Director                               March ____, 1996
Richard D. Biever


/s/ Jane C. Deibert
----------------------   Director                               March 26, 1996
Jane C. Deibert



----------------------   Vice Chairman of the Board             March ____, 1996
Albert L. Evans, Jr.



SIGNATURES                     TITLE                           DATE
----------                     -----                           ----

/s/ Richard T. Fenstermacher
----------------------------   Director                        March 26, 1996
Richard T. Fenstermacher


/s/ Frederick A. Gosch
----------------------------   Director                        March 26, 1996
Frederick A. Gosch


/s/ Robert F. Koehler
----------------------------   Director                        March 26, 1996
Robert F. Koehler


/s/ Joanne C. McCloskey
----------------------------   Director                        March 26, 1996
Joanne C. McCloskey


/s/ Ramon Patel
----------------------------   Director                        March 26, 1996
Ramon Patel


/s/ Spencer G. Pope
----------------------------   Chairman of the Board           March 26, 1996
Spencer G. Pope


/s/ Joseph P. Schlitzer
----------------------------   Director                        March 26, 1996
Joseph P. Schlitzer


/s/ William J. Zimmerman
----------------------------   Director                        March 26, 1996
William J. Zimmerman


                                 EXHIBIT INDEX
                                 -------------


EXHIBIT                                                                                   SEQUENTIAL
NUMBER                                                                                    PAGE NUMBER
-------                                                                                   -----------
3(a)           The Articles of Incorporation, as amended, of Heritage Bancorp,
               Inc., formerly, prior to change of name, Miners National Bancorp,
               Inc. (the "Corporation"), are incorporated herein by reference to
               Exhibit 3(a) to the Corporation's Annual Report on Form 10-K for
               the year ended December 31, 1994.

3(b) The By-Laws, as amended, of the Corporation are incorporated herein by reference to Exhibit 3(b) to the Corporation's Annual
               Report on Form 10-K for the year ended December 31, 1994.

10(a) The Corporation's Executive Incentive Compensation Plan is incorporated herein by reference to Exhibit 10(a) to the Corporation's Annual Report on Form 10-K for the year ended
               December 31, 1992.

10(b) Executive Supplemental Income Agreement, including Addendum thereto, both dated as of January 30, 1990, between Heritage
               National Bank, formerly, prior to change of name, The Miners
               National Bank (the "Bank") and Allen E. Kiefer, is incorporated herein by reference to Exhibit 10(b) to the Corporation's Annual
               Report on Form 10-K for the year ended December 31, 1992.

10(c) Executive Supplemental Income Agreement, including Addendum thereto, both dated as of March 1, 1990, between the Bank and Guy
               H. Boyer, is incorporated herein by reference to Exhibit 10(c) to the Corporation's Annual Report on Form 10-K for the year ended
               December 31, 1992.

10(d) Deferred Income Agreement, dated as of January 1, 1985, between the Bank and Allen E. Kiefer, is incorporated herein by reference to Exhibit 10(f) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

10(e) Deferred Income Agreement, dated as of December 1, 1990, between the Bank and Allen E. Kiefer, is incorporated herein by reference to Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.



EXHIBIT                                                                                   SEQUENTIAL
NUMBER                                                                                    PAGE NUMBER
-------                                                                                   -----------
10(f)          Deferred Income Agreement, dated as of January 1, 1985, between the Bank and Guy H. Boyer, is incorporated herein by reference to
               Exhibit 10(h) to the Corporation's Annual Report on Form 10-K for
               the year ended December 31, 1992.

10(g)          Employment Agreement between the Corporation and Allen E. Kiefer,
               President and Chief Executive Officer, is incorporated herein by reference to Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

10(h)          Employment Agreement between the Corporation and Guy H. Boyer,
               Executive Vice President, is incorporated herein by reference to
               Exhibit 10(h) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

10(i)          Employment Agreement between the Corporation and Richard A.
               Ketner, Executive Vice President, is incorporated herein by reference to Exhibit 10(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

10(j)          Change in Control Agreement between the Corporation and Allen E.
               Kiefer, President and Chief Executive Officer, is incorporated herein by reference to Exhibit 10(j) to the Corporation's Annual
               Report on Form 10-K for the year ended December 31, 1994.

10(k)          Change in Control Agreement between the Corporation and Guy H.
               Boyer, Executive Vice President, is incorporated herein by reference to Exhibit 10(k) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

10(l)          Change in Control Agreement between the Corporation and Richard
               A. Ketner, Executive Vice President, is incorporated herein by reference to Exhibit 10(l) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

10(m) The Corporation's 1995 Stock Incentive Plan is incorporated by reference to Exhibit 4.1 to the Corporation's Registration
               Statement on Form S-8, as filed with the Commission on April 14, 1995 (Commission File Number 33-91208).


EXHIBIT                                                                                   SEQUENTIAL
NUMBER                                                                                    PAGE NUMBER
-------                                                                                   -----------
10(n)          The Corporation's 1995 Stock Option Plan for Non-Employee
               Directors is incorporated by reference to Exhibit 4.1 to the
               Corporation's Registration Statement on Form S-8, as filed with the Commission on April 14, 1995 (Commission File Number 33-
               91224).

13             Page 2 and pages 9 through 50 of the Registrant's 1995 Annual
               Report to Stockholders.

22             Subsidiaries of the Registrant.

23             Consent of Independent Auditors.

27             Financial Data Schedule.