Form 10-Q
period 1996-03-31
HERITAGE BANCORP INC /PA/
filed 1996-05-09
CIK 714309

                                 United States

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) of the

                        SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 1996

                         Commission file number 0-12506


                             Heritage Bancorp, Inc.

                            Pennsylvania 23-2228542

                 120 South Centre Street, Pottsville, PA  17901

                                 (717) 622-2320


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                    Common stock, par value $5.00 per share

               1,915,356 shares outstanding as of March 31, 1996

                       Heritage Bancorp, Inc.
                   and its wholly owned subsidiary

Consolidated Balance Sheets (Unaudited)
- ---------------------------------------------------------------
(Dollars in thousands)

                                                                     March 31          December 31
                                                                       1996                1995
                                                                  --------------      --------------
ASSETS

Cash and due from banks                                             $     9,546         $    11,356

Securities:
   Held to maturity (fair value 1996 - $25,344;
      fair value 1995 - $26,786)                                         25,247              26,195
   Available for sale                                                    81,855              82,627
                                                                  --------------      --------------
                                                                        107,102             108,822

Loans:
   Commercial, financial, and agricultural                               77,374              75,378
   Real estate - mortgage and construction                               62,573              62,018
   Consumer                                                              38,987              38,880
                                                                  --------------      --------------
                                                                        178,934             176,276

Less: Unearned income                                                      (726)               (909)
         Allowance for loan losses                                       (3,180)             (3,209)
                                                                  --------------      --------------
   Net loans                                                            175,028             172,158

Premises and equipment, net of accumulated depreciation                   5,371               5,380
Accrued income receivable and other                                       6,038               5,527
                                                                  --------------      --------------
                                                                    $   303,085         $   303,243
                                                                  ==============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Deposits:
   Noninterest bearing                                              $    31,889         $    30,400
   Interest bearing                                                     224,743             222,650
                                                                  --------------      --------------
      Total deposits                                                    256,632             253,050

Federal funds purchased and securities sold under
   agreements to repurchase                                               2,475               5,535
Term funds borrowed                                                       4,450               4,450
Other liabilities                                                         2,123               2,192
                                                                  --------------      --------------
      Total liabilities                                                 265,680             265,227

Stockholders' Equity:
   Preferred stock, $25 par value; 10,000,000 shares
      authorized and unissued                                               -                  -
   Common stock, $5 par value; authorized 10,000,000 shares
      issued 2,001,173 shares                                            10,006              10,006
   Surplus                                                                  651                 660
   Retained earnings                                                     28,765              28,064
   Treasury stock, at cost (1996 - 85,817 shares;
      1995 - 55,527 shares)                                              (2,060)             (1,298)
   Net unrealized appreciation on securities available
      for sale, net of tax                                                   43                 584
                                                                  --------------      --------------
      Total stockholders' equity                                         37,405              38,016
                                                                  --------------      --------------
                                                                    $   303,085        $    303,243
                                                                  ==============      ==============

                         Heritage Bancorp, Inc.
                    and its wholly owned subsidiary

Consolidated Statements of Income (Unaudited)
- ----------------------------------------------------
(Dollars in thousands except per share data)

                                                                           Three Months Ended
                                                                                  March 31
                                                                          1996             1995
                                                                      -----------      -----------
Interest income:
   Loans, including fees                                               $   4,027        $   4,104
   Investment and mortgage-backed securities:
      Taxable                                                              1,507            1,532
      Tax-exempt                                                             168               88
   Other                                                                       3                3
                                                                      -----------      -----------
         Total interest income                                             5,705            5,727

Interest expense:
   Deposits                                                                1,955            1,887
   Borrowings:
      Short-term                                                              57              179
      Long-term                                                               62               61
                                                                      -----------      -----------
         Total interest expense                                            2,074            2,127
                                                                      -----------      -----------
         Net interest income                                               3,631            3,600

Provision for loan losses                                                     45              130
                                                                      -----------      -----------
         Net interest income after provision for loan losses               3,586            3,470

Other income:
   Trust department                                                          227              213
   Service charges                                                           160              152
   Other income                                                              100               88
   Securities gains                                                            0                5
                                                                      -----------      -----------
         Total other income                                                  487              458
                                                                      -----------      -----------
Other expenses:
   Salaries and employee benefits                                          1,214            1,316
   Occupancy, net                                                            246              227
   Equipment                                                                 186              200
   Communications and supplies                                               167              148
   Professional fees and outside services                                    277              272
   Taxes other than income                                                    99               89
   FDIC insurance premiums                                                     1              143
   Merger                                                                    -                495
   Other                                                                     220              237
                                                                      -----------      -----------
         Total other expenses                                              2,410            3,127
                                                                      -----------      -----------

         Income before income taxes                                        1,663              801

Federal income taxes                                                         482              215
                                                                      -----------      -----------
         Net income                                                   $    1,181       $      586
                                                                      ===========      ===========
Net income per common share                                           $     0.49       $     0.24
                                                                      ===========      ===========

                           Heritage Bancorp, Inc.
                      and its wholly owned subsidiary

Consolidated Statements of Cash Flows (Unaudited)
- -------------------------------------------------
(Dollars in thousands)

                                                                               Three Months Ended March 31
                                                                                  1996             1995
                                                                              -----------      ------------
Operating Activities
- --------------------
   Net income                                                                  $   1,181        $      586
   Adjustments to reconcile net cash provided by
      operating activities:
      Provisions for loan losses                                                      45               130
      Depreciation                                                                   163               154
      Gains on sales of equipment                                                     (1)               -
      Amortization of securities' premiums and
         accretion of discounts                                                       29                27
      Realized gains on sales of securities                                          -                  (5)
      Increase in accrued income receivable
         and other assets                                                           (180)             (489)
      Decrease in interest payable and other
         liabilities                                                                (123)             (452)
                                                                              -----------      ------------
         Net cash provided by / (used in) operating activities                     1,114               (49)
                                                                              -----------      ------------

Investing Activities
- --------------------
   Securities held to maturity:
      Proceeds from called / matured securities                                      950             1,475
      Purchases                                                                      -              (3,296)
   Securities available for sale:
      Proceeds from called / matured securities
         principal repayments                                                      3,205             2,368
      Proceeds from sales                                                            -               2,255
      Purchases                                                                   (3,282)           (1,597)
   Net (increase) decrease in loans                                               (2,915)            5,904
   Proceeds from sales of bank equipment                                               3               -
   Purchases of premises and equipment                                              (156)             (110)
                                                                              -----------      -----------
         Net cash provided by / (used in) investing activities                    (2,195)            6,999
                                                                              -----------      -----------

Financing Activities
- --------------------
   Net increase (decrease) in demand deposits, N.O.W.                              2,226            (9,866)
      accounts, and savings accounts
   Net increase in time deposits                                                   1,356             2,548
   Net decrease in short-term borrowings                                          (3,060)             (252)
   Purchase of treasury stock                                                       (839)              -
   Issuance of treasury stock                                                         68                38
   Cash dividends                                                                   (480)             (419)
                                                                              -----------      ------------
         Net cash used in financing activities                                      (729)           (7,951)
                                                                              -----------      ------------
         Decrease in cash and cash equivalents                                    (1,810)           (1,001)

         Cash and cash equivalents at the beginning of the year                   11,356            10,803
                                                                              -----------      ------------
         Cash and cash equivalents at March 31                                 $   9,546        $    9,802
                                                                              ===========      ============

                             Heritage Bancorp, Inc.
                        and its wholly-owned subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


March 31, 1996

Note A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

Note B - SIGNIFICANT ACCOUNTING POLICIES

Earnings per share:

Earnings per share is based on the weighted average shares outstanding as follows:

                                      1996        1995
                                      ----        ----
         Weighted average shares *  2,414,885  2,482,808

* Weighted average shares outstanding have been restated to give effect to a 5-for-4 stock split in the form of a 25% stock dividend declared April 8, 1996.

Recently issued FASB statements:

The Financial Accounting Standards Board issued Statement No. 122 "Accounting for Mortgage Servicing Rights" in 1995. The Corporation adopted the provisions of the new standard on January 1, 1996. The impact of adopting the statement on the financial position and results of operations was immaterial.

Note C - STOCK OPTION PLANS

The Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation" in 1995. The Corporation adopted the provisions of the new standard on January 1, 1996 and will continue to follow current accounting rules under Accounting Principles Board Opinion No. 25 for options granted in 1996. In accordance with the statement, the Corporation is required to disclose pro forma net income and earnings per share information as if it were accounting for stock options at their fair value and recognizing the expense over the service period in its annual financial statements.

Effective March 26, 1996, under the terms of the 1995 Stock Incentive Plan, the Corporation awarded certain officers 9,938 options at $20.30 per share which was the closing price per share on that day, after being adjusted for the stock split.

                      Management's Discussion and Analysis


FINANCIAL CONDITION

The Corporation functions as a financial intermediary, therefore trends in its sources and uses of funds should be examined when reviewing financial condition. Interest rates are a primary economic factor that affect these trends. The prime lending rate dropped 25 basis points in January which followed a 25 basis point decrease in December of 1995. The Corporation maintains a positive GAP position, therefore the lower interest rate trend is expected to have a negative impact on net interest income. However, our current GAP position is very conservative and is positioned so that interest rate risk is approximately 3% of net interest income for a 200 basis point rate shock. Also, in a lower interest rate environment, loan demand generally increases and somewhat offsets the decrease in net interest income.

LOANS RECEIVABLE

Net loans increased $2,870,000 or 1.67% during the first quarter of 1996 to $175,028,000. Commercial loans increased $1,996,000 or 2.65%. The commercial loan portfolio was positively impacted by the decrease in interest rates and
increased marketing efforts.   Real estate loans increased $555,000 or .89%
due to customers refinancing loans in the low interest rate environment. Real estate loans sold to Freddie Mac during the first quarter of 1996 totalled $578,000, a 14.43% increase.

ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three months ended March 31,1996 and 1995 were as follows (in 000's):

                                      1996         1995
                                   ----------   ----------
Balance at beginning of year        $  3,209     $  3,012
Recoveries of loans                      155           30
Provision charged to operations           45          130
Loans charged off                       (229)         (12)
                                   ----------   ----------
Balance at end of period            $  3,180     $  3,160
                                   ==========   ==========

The following table summarizes the Corporation's nonaccrual, past due, and restructured loans at March 31, 1996 and December 31, 1995 (in 000's).

                                      1996         1995
                                   ---------    ---------
Loans on nonaccrual                  $  959      $  1,327
Accruing loans past due 90+ days      1,412         1,610
Restructured loans                      -             -
                                   ---------    ---------
    Total                            $2,371      $  2,937
                                   =========    =========

Information with respect to impaired loans through March 31, 1996 and 1995 (in 000's):

                                                          1996         1995
                                                        --------     ---------
  Loans receivable for which there is a related
   allowance for loan losses                            $   481       $   177
  Loans receivable for which there is no
   related allowance for loan losses                        478           726
                                                        --------     ---------
    Total impaired loans                                $   959       $   903
                                                        ========     =========
  Related allowance for loan losses                     $   179       $   104
                                                        ========     =========
  Interest income recognized on these impaired
   loans                                                $    28       $    15
                                                        ========     =========

The provision for loan losses for the three months ended March 31,1996 was $45,000 compared to $130,000 for the same period in 1995. The provision was reduced to $15,000 per month during the second quarter of 1995 based on an analysis of the portfolio credit quality. The conclusion of the analysis was that the allowance for loan losses was adequate. Management monitors the credit quality of its portfolio on an ongoing basis to determine sufficient levels of reserve. The allowance for loan losses was 1.82% of net loans outstanding at March 31, 1996 and 1995.


SECURITIES

The securities portfolio decreased $1,720,000 or 1.58% when compared to the December 31, 1995 ending balance of $108,822,000. In general, the Corporation will increase investment activity when there are excess funds available. The Corporation used excess funds from increased deposits to fund loan demand and maintain lower overnight borrowings.


DEPOSITS

Total deposits increased $3,582,000 or 1.42% to $256,632,000 at March 31, 1996.
The increase was in both demand and interest bearing deposits. The excess funds were used to reduce short term borrowings which improved the interest margin. The Bank was able to maintain stable deposit levels throughout the first quarter where historically there has been run-off. In 1995, there was a 2.8% decline in deposits in the first quarter. However, a significant portion of the run-off from 1995 can be attributed to the merger which occurred March 1, 1995.


SHORT TERM BORROWINGS

Federal funds purchased decreased $3,060,000 or 55.28% compared to the December 31, 1995 balance of $5,535,000. This decrease was primarily due to the additional funds provided by increased deposits.


LIQUIDITY

The Corporation has a one month negative maturity gap of $10,529,000. The Corporation maintains liquidity through its available for sale securities portfolio, which management considers extremely liquid. The liquidity of this portfolio, the Bank's core deposits, credit facilities which have been arranged through the Federal Home Loan Bank and potential repurchase agreements with a major investment firm provide the Corporation with funds necessary to meet loan demand or deposit run-off.

CAPITAL

The Board of Directors approved a stock buy-back program at the January meeting. The program authorizes the Corporation to repurchase up to $2,500,000 of its own stock. In excess of $826,000 of stock has been repurchased as of March 31, 1995 in connection with the stock buy-back program.

Effective March 26, 1996, under the terms of the 1995 Stock Incentive Plan, the Corporation awarded certain officers 9,938 options at $20.30 per share which was the closing price per share on that day restated for the 5-for-4 stock split in the form of a 25% stock dividend declared April 8, 1996.

The Corporation is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At March 31, 1996, the Corporation is required to have minimum Tier 1 and total capital ratios of 4.00% and 8.00%, respectively. The Corporation's actual ratios at that date were 21.42% and 22.67%, respectively, which significantly exceed the requirements. The Corporation's leverage ratio at March 31, 1996 was 12.42%.


RESULTS OF OPERATIONS

Net income for the first quarter of 1996 was $1,181,000 ($.49 per share) compared to $586,000 ($.24 per share) in 1995, a 102% increase. In addition to an overall increase in profitability, the Corporation benefited form a reduction in FDIC premiums of $94,000, net of tax, and the fact there were $327,000, net of tax, in merger expenses incurred in 1995. Per share information has been restated to give effect for a 5-for-4 stock split in the form of a 25% stock dividend declared April 8, 1996.


NET INTEREST INCOME

Net interest income was $3,631,000 for the three months ended March 31, 1996, an increase of 31,000 or .86%, over the same period in 1995. The increase was primarily due to a decrease in overnight borrowings required to fund loan demand.

Interest income and interest expense declined $22,000 and $53,000, respectively, for the first quarter of 1996 compared to the same period in 1995. A decrease of $6,310,000 in average earning assets reduced interest income by $126,000 while an improved yield increased interest income by $104,000. Interest expense on deposits increased $68,000 due to a change in mix to CD's and IRA's which bear a higher rate of interest. Average overnight borrowing decreased by $7,487,000 in addition to the cost of these funds declining 34 basis points resulted in a decrease in interest expense of $122,000.


OTHER INCOME

Other income increased $29,000 or 6.33% for the three months ended March 31, 1996 compared to the respective period in 1995. Trust department income increased $14,000 or 6.57%, due to an increase in the number of personal trust and investment accounts under management compared to the same period last year.

The "other" category increased $12,000 or 13.64%. This increase is primarily due to an increase of gains on sales of mortgage loans to Freddie Mac. The Corporation anticipates increased activity during the remainder of 1996.

The Corporation adopted FASB Statement No. 122, "Accounting for Stock-Based Compensation", on January 1, 1996. The effect on net income for the first quarter of 1996 was immaterial.

OTHER EXPENSES

Other expenses were $2,410,000 for the three months ended March 31, 1996, a decrease of $717,000 or 22.93% from the respective period in 1995. The most significant decrease, as mentioned previously, was the merger related expenses incurred in 1995.

Salaries and employee benefits decreased $102,000, or 7.75%, compared to the respective periods in 1995. This is due to the Corporation having 158 FTE's (Full Time Equivalents) compared to 174 at March 31,1995. Average cost per employee for 1996 and 1995 are comparable.

Occupancy expense increased $19,000 or 8.37% in 1996 compared to the respective period in 1995. Increases in utilities and repairs and maintenance are the result of the inclement weather conditions experienced in the first quarter of 1996.

Communications and supplies increased $19,000 or 12.84% for the three months ended March 31, 1996. The increase is the result of timing differences of supply purchases coupled with an increase in the cost of paper products compared to last year. Also contributing to the increase, was a one time expense for the installation of wires for a new telephone system at a cost of approximately $2,600.

FDIC insurance premium expenses totalled $1,000 for the three months ended March 31, 1996 which represents a decrease of $142,000 or 99.30%. During 1995, the FDIC restructured its assessment schedule after the Bank Insurance Fund was determined to be adequately funded. The Bank was assessed at the statutory minimum of $2,000 for 1996 compared to $.23 per $100 of deposits for the first quarter of 1995.

The "other" category decreased $44,000 or 18.57%, for the three months ended March 31, 1996 compared to the same period in 1995. Insurance premiums decreased $10,000 due to consolidation of insurance policies. Directors fees decreased $15,000 since there are fewer directors after the merger. Loan and collection expense was $35,000 lower due to the Bank selling ORE properties and recovering the majority of these costs in 1996. Offsetting the decreases in these expenses were increases in credit card and third party dealer processing costs of $21,000.


FEDERAL INCOME TAXES

The provision for federal income taxes was $482,000 for the three months ended March 31, 1996 which represents an increase of $267,000 compared to the respective periods in 1995. This variance is due to increased earnings in 1996. Effective tax rates were 28.98% and 26.84% for the three month period ended March 31,1996 and 1995 respectively. The increase in effective rates is due to tax-exempt interest income from loans and securities comprising a lower percentage of income before income taxes in 1996 compared to 1995.

PART II     OTHER INFORMATION



Item 1.     Legal Proceedings - Not Applicable

Item 2.     Changes in Securities - Not Applicable

Item 3.     Defaults Upon Senior Securities - Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.     Other Information - Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

The Corporation filed a current report on Form 8-K with the Securities and Exchange Commission on January 30, 1996 announcing a stock buy-back program that authorizes the Corporation to repurchase up to $2,500,000 of its own stock.

No other reports on Form 8-K were filed during the three months ended March 31, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                             HERITAGE BANCORP, INC.
                                                  (Registrant)

  5/3/96                                  /s/ Allen E. Kiefer
- ----------                              ---------------------------------------
  (Date)                                  Allen E. Kiefer, President and C.E.O.


  5/3/96                                  /s/ Guy H. Boyer
- ----------                              ---------------------------------------
  (Date)                                  Guy H. Boyer, Secretary/Treasurer