Form 10-Q
period 1996-06-30
HERITAGE BANCORP INC /PA/
filed 1996-08-13
CIK 714309

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10 - Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) of the

                        SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended June 30, 1996

                         Commission file number 0-12506


                             Heritage Bancorp, Inc.

                            Pennsylvania  23-2228542

                 120 South Centre Street, Pottsville, PA  17901

                                 (717) 622-2320


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No _____
                                                 -

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                    Common stock, par value $5.00 per share

                2,396,776 shares outstanding as of June 30, 1996

                        Heritage Bancorp, Inc.
                    and its wholly owned subsidiary
                    -------------------------------

Consolidated Balance Sheets (Unaudited)
- - -------------------------------------------------------------------------
(Dollars in thousands)                                                      June 30       December 31
                                                                              1996            1995
                                                                          ------------    ------------
ASSETS
- - ------
Cash and due from banks                                                    $   11,621      $   11,356

Securities:
  Held to maturity (fair value 1996 - $24,311;
    fair value 1995 - $26,786)                                                 24,179          26,195
  Available for sale                                                           90,296          82,627
                                                                          ------------    ------------
                                                                              114,475         108,822

Loans:
  Commercial, financial, and agricultural                                      83,633          75,378
  Real estate - mortgage and construction                                      64,762          62,018
  Consumer                                                                     40,617          38,880
                                                                          ------------    ------------
                                                                              189,012         176,276
Less: Unearned income                                                            (583)           (909)
      Allowance for loan losses                                                (3,236)         (3,209)
                                                                          ------------    ------------
  Net loans                                                                   185,193         172,158

Premises and equipment, net of accumulated depreciation
 (1996 - $6,834; 1995 - $6,622)                                                 5,470           5,380
Accrued income receivable and other                                             6,598           5,527
                                                                          ------------    ------------
                                                                           $  323,357      $  303,243
                                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------

Deposits:
  Noninterest bearing                                                      $   31,732      $   30,400
  Interest bearing                                                            223,078         222,650
                                                                          ------------    ------------
    Total deposits                                                            254,810         253,050

Federal funds purchased and securities sold under
  agreements to repurchase                                                     24,154           5,535
Term funds borrowed                                                             4,450           4,450
Other liabilities                                                               1,960           2,192
                                                                          ------------    ------------
    Total liabilities                                                         285,374         265,227

Stockholders' Equity:
  Preferred stock, $25 par value; 10,000,000 shares
    authorized and unissued                                                       -               -
  Common stock, $5 par value; authorized 10,000,000 shares
    issued 1996-2,501,052; 1995-2,001,173                                      12,505          10,006
  Surplus                                                                         658             660
  Retained earnings                                                            27,009          28,064
  Treasury stock, at cost (1996- 104,276 shares;
    1995 - 55,527 shares)                                                      (2,003)         (1,298)
  Net unrealized appreciation (depreciation) on securities available
    for sale, net of tax (benefit) 1996 - ($65); 1995 - $331                     (186)            584
                                                                          ------------    ------------
    Total stockholders' equity                                                 37,983          38,016
                                                                          ------------    ------------
                                                                           $  323,357      $  303,243
                                                                          ============    ============

                   Heritage Bancorp, Inc.
               and its wholly owned subsidiary
               -------------------------------

Consolidated Statements of Income (Unaudited)
- - ---------------------------------------------------------------------
(Dollars in thousands)                                                    Three Months Ended               Six Months Ended
                                                                                June 30                        June 30
                                                                         1996            1995            1996            1995
                                                                     ------------    ------------    ------------    ------------
Interest income:
  Loans, including fees                                               $    4,146      $    4,173      $    8,173      $    8,277
  Investment and mortgage-backed securities:
    Taxable                                                                1,501           1,568           3,008           3,100
    Tax-exempt                                                               196             103             364             191
  Other                                                                        6             -                 9               3
                                                                     ------------    ------------    ------------    ------------

      Total interest income                                                5,849           5,844          11,554          11,571

Interest expense:
  Deposits                                                                 1,885           1,967           3,840           3,854
  Borrowings:
    Short-term                                                               164             171             221             350
    Long-term                                                                 63              68             125             129
                                                                     ------------    ------------    ------------    ------------

      Total interest expense                                               2,112           2,206           4,186           4,333
                                                                     ------------    ------------    ------------    ------------

      Net interest income                                                  3,737           3,638           7,368           7,238

Provision for loan losses                                                     45              70              90             200
                                                                     ------------    ------------    ------------    ------------

      Net interest income after provision for loan losses                  3,692           3,568           7,278           7,038

Other income:
  Trust department                                                           194             127             421             340
  Service charges                                                            158             179             318             331
  Other income                                                               105              54             205             142
  Security gains                                                             -                 1             -                 6
                                                                     ------------    ------------    ------------    ------------
      Total other income                                                     457             361             944             819
                                                                     ------------    ------------    ------------    ------------

Other expenses:
  Salaries and employee benefits                                           1,237           1,276           2,451           2,592
  Occupancy, net                                                             200             224             446             451
  Equipment                                                                  194             210             380             410
  Communications and supplies                                                154             206             321             354
  Professional fees and outside services                                     333             280             610             552
  Taxes other than income                                                     90              87             189             176
  FDIC insurance premiums                                                    -               144               1             287
  Merger                                                                     -               192               -             687
  Restructuring                                                              -               391               -             391
  Other                                                                      207             238             427             475
                                                                     ------------    ------------    ------------    ------------
      Total other expenses                                                 2,415           3,248           4,825           6,375
                                                                     ------------    ------------    ------------    ------------

      Income before income taxes                                           1,734             681           3,397           1,482

Federal income taxes                                                         503             183             985             398
                                                                     ------------    ------------    ------------    ------------

      Net income                                                      $    1,231      $      498      $    2,412      $    1,084
                                                                     ============    ============    ============    ============

Net income per common share                                           $     0.51      $     0.20      $     1.00      $     0.44
                                                                     ============    ============    ============    ============


                        Heritage Bancorp, Inc.
                    and its wholly owned subsidiary
                    -------------------------------

Consolidated Statements of Cash Flows (Unaudited)
- - -------------------------------------------------------------------------
(Dollars in thousands)
                                                                            Six Months Ended June 30
                                                                              1996            1995
                                                                          ------------    ------------
OPERATING ACTIVITES
- - -------------------
  Net income                                                               $    2,412      $    1,084
  Adjustments to reconcile net cash provided by
    operating activities:
    Provisions for loan losses                                                     90             200
    Depreciation                                                                  324             313
    Gains on sales of equipment                                                    (6)            -
    Amortization of securities' premiums and
      accretion of discounts                                                       55              55
    Realized gains on sales of securities                                         -                (6)
    Increase in accrued income receivable
      and other assets                                                           (674)           (731)
    Decrease in interest payable and other
      liabilities                                                                (232)           (180)
                                                                          ------------    ------------

      Net cash provided by operating activities                                 1,969             735
                                                                          ------------    ------------

Investing Activities
- - --------------------
  Securities held to maturity:
    Proceeds from called / matured securities                                   4,015           2,121
    Purchases                                                                  (1,998)         (4,744)
  Securities available for sale:
    Proceeds from called / matured securities and
      principal repayments                                                      6,027           3,911
    Proceeds from sales                                                             8           3,260
    Purchases                                                                 (14,927)         (3,616)
  Net (increase) decrease in loans                                            (13,125)          4,956
  Proceeds from sales of equipment                                                  8             -
  Purchases of equipment                                                         (416)           (233)
                                                                          ------------    ------------

      Net cash provided by / (used in) investing activities                   (20,408)          5,655
                                                                          ------------    ------------

Financing Activities
- - --------------------
  Net increase (decrease) in demand deposits, N.O.W.                            1,483          (9,593)
    accounts, and savings accounts
  Net increase in time deposits                                                   277           1,833
  Net increase in short-term borrowings                                        18,619           1,875
  Purchase of treasury stock                                                     (839)           (224)
  Issuance of treasury stock                                                      131              86
  Cash dividends                                                                 (967)           (875)
                                                                          ------------    ------------

      Net cash provided by / (used in) financing activities                    18,704          (6,898)
                                                                          ------------    ------------

      Increase (decrease) in cash and cash equivalents                            265            (508)

      Cash and cash equivalents at the beginning of the year                   11,356          10,803
                                                                          ------------    ------------

      Cash and cash equivalents at June 30                                 $   11,621      $   10,295
                                                                          ============    ============

                             Heritage Bancorp, Inc.
                        and its wholly-owned subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


June 30, 1996

Note A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Note B - SIGNIFICANT ACCOUNTING POLICIES

Earnings per share:

Earnings per share is based on the weighted average shares outstanding as follows:

                                          1996              1995
                                          ----              ----
        Second quarter                  2,393,321        2,473,934 *
        Year-to-date                    2,404,103        2,478,371 *

* Weighted average shares outstanding have been restated to give effect to a 5-for-4 stock split in the form of a 25% stock dividend issued May 24, 1996.

Note C- STOCK OPTION PLANS

Effective April 16, 1996, under the terms of the 1995 Stock Option Plan for Non-employee Directors, the Corporation awarded certain directors a total of 3,750 options at $20.50 per share which was the closing price per share on that day, after being adjusted for the stock split.

                      Management's Discussion and Analysis


FINANCIAL CONDITION

The Corporation functions as a financial intermediary, therefore trends in its sources and uses of funds should be examined when reviewing financial condition. Interest rates are a primary economic factor that affect these trends. The average prime lending rate dropped 65 basis points to 8.27% for the six months ended June 30, 1996 compared to 8.92% for the same period in 1995. The Corporation maintains a positive GAP position, therefore the lower interest rate trend has had a negative impact on net interest income. However, in the lower interest rate environment, loan demand has increased which has more than offset this decrease.

LOANS RECEIVABLE

Net loans increased $13,035,000 or 7.57% during the first half of 1996 to $185,193,000. Commercial loans increased $8,255,000 or 10.95%. The commercial loan portfolio was positively impacted by the decrease in interest rates and increased marketing efforts. Real estate loans increased $2,744,000 or 4.42% as customers are refinancing loans in the low interest rate environment.

ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the six months ended June 30, 1996 and 1995 were as follows (in 000's):

                                                      1996            1995
                                                   ----------      ----------
          Balance at beginning of year             $   3,209       $   3,012
          Recoveries of loans                            211              36
          Provision charged to operations                 90             200
          Loans charged off                             (274)           (100)
                                                   ----------      ----------
          Balance at end of period                 $   3,236       $   3,148
                                                   ==========      ==========

The following table summarizes the Corporation's nonaccrual, past due, and restructured loans at June 30, 1996 and December 31, 1995 (in 000's).

                                                      1996            1995
                                                   ----------      ----------
          Loans on nonaccrual                      $     935       $   1,327
          Accruing loans past due 90+ days             1,627           1,610
          Restructured loans                               -               -
                                                   ----------      ----------
          Total                                    $   2,562       $   2,937
                                                   ==========      ==========

Information with respect to impaired loans through June 30, 1996 and 1995 (in 000's):

                                                                                                1996            1995
                                                                                             ----------      ----------
     Loans receivable for which there is a related allowance for loan losses                  $     564       $      554
     Loans receivable for which there is  no related allowance for loan losses                      371              740
                                                                                             ----------       ----------
       Total impaired loans                                                                   $     935        $   1,294
                                                                                             ==========       ==========
     Related allowance for loan losses                                                        $     195        $     180
                                                                                             ==========       ==========
     Average recorded balance of these impaired loans                                         $   1,101        $   1,242
                                                                                             ==========       ==========
     Interest income recognized on these impaired loans                                       $      36        $      24
                                                                                             ==========       ==========

The provision for loan losses for the three and six months ended June 30, 1996 was $45,000 and $90,000 compared to $70,000 and $200,000 for respective periods in 1995. Management monitors the credit quality of its portfolio on an ongoing basis to determine sufficient levels of reserve. The allowance for loan losses was 1.75% and 1.80% of net loans outstanding at June 30, 1996 and 1995. As of June 30, 1996, management has concluded that the allowance is adequate.

SECURITIES

The securities portfolio increased $5,653,000 or 5.19% compared to the December 31, 1995 balance of $108,822,000. The Corporation purchased $16,925,000 in securities during the first six months of 1996. The majority of these purchases were to replace matured/called securities and to utilize funds from principal paydowns on mortgage-backed securities. In addition, the Corporation purchased $5,130,000 in tax-exempt state and municipal securities to take advantage of positive spreads over short-term borrowings. This action improved our GAP position and lowered our already conservative interest rate risk. These investments are classified as available for sale, therefore they can be sold if the Corporation would change the current investment strategy.

DEPOSITS

Total deposits increased $1,760,000, or .70%, to $254,810,000 at June 30, 1996.
The Corporation was able to maintain stable deposit levels throughout the first half of 1996 compared to the 3.01% decline in deposits during the same period in 1995. A significant portion of the run-off in 1995 can be attributed the merger which occurred March 1, 1995.

SHORT-TERM BORROWINGS

Federal funds purchased increased $18,619,000, or 336.39%, compared to the December 31, 1995 balance of $5,535,000. This increase was necessary to fund loan demand and security purchases which increased significantly more than deposits during the first six months of 1996.

LIQUIDITY

The Corporation has a one month negative maturity gap of $38,598,000. The Corporation maintains liquidity through its available for sale securities portfolio, which management considers extremely liquid. The liquidity of this portfolio, the Bank's core deposits, credit facilities which have been arranged through the Federal Home Loan Bank and potential repurchase agreements with a major investment firm provide the Corporation with funds necessary to meet loan demand or deposit run-off.

CAPITAL

The Corporation is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At June 30, 1996, the Corporation is required to have minimum Tier 1 and total capital ratios of 4.00% and 8.00%, respectively. The Corporation's actual ratios at that date were 19.19% and 20.44%, respectively, which significantly exceed the requirements. The Corporation's leverage ratio at June 30, 1996 was 12.48%.

RESULTS OF OPERATIONS

Net income for the second quarter of 1996 was $1,231,000 ($.51 per share) compared to $498,000 ($.20 per share) in 1995. Earnings for the six month period ended June 30, 1996 were $2,412,000 ($1.00 per share), a 123% increase over 1995 results of $1,084,000 ($.44 per share). A decrease in noninterest expenses of $472,000 during the first six months of 1996, a result of increased operating efficiencies and lower FDIC premiums, increased earnings per share by $0.13. In addition, the Corporation incurred nonrecurring merger and restructuring expenses in 1995 totalling $1,078,000, of which $583,000 was incurred in the second quarter.

NET INTEREST INCOME

Net interest income was $3,737,000 for the three months and $7,368,000 for the six months ended June 30, 1996, an increase of $99,000, or 2.72%, and $130,000, or 1.80%, over the respective periods in 1995. Interest income for the three and six month periods in 1996 increased $5,000 and decreased $17,000, respectively. A year-to-date increase of $1,417,000 in average earning assets increased interest income by $57,000, which was offset by a decrease in average rates that reduced interest income by $74,000.

Interest expense decreased $94,000, or 4.26%, and $147,000, or 3.39%, for the three and six month periods ended June 30, 1996. The primary reason for the decrease was a $3,356,000 decrease in average borrowings in addition to a 62 basis point decrease in the cost of these funds. The remaining decrease in interest expense is due to a slightly lower average rate paid on interest bearing deposits.

OTHER INCOME

Other income increased $96,000, or 26.59%, and $125,000, or 15.26%, for the three and six months ended June 30, 1996 compared to the same periods in 1995. Trust department income increased $67,000, or 52.76%, for the three months and $81,000, or 23.82%, for the six months ended June 30, 1996. The increase can be attributed to an increase in the number of personal trust and investment accounts under management in addition to a $42,000 increase in estate fees in 1996.

Service charges decreased $21,000, or 11.73%, and $13,000, or 3.93%, for the three and six month periods ended June 30, 1996. Demand deposit related service charges decreased $6,000. Also, service charges on a specific deposit product decreased $7,000 as a result of a decrease in the number of this type of accounts compared to last year.

The "other" category increased $51,000, or 94.44%, and $63,000, or 44.37%, for the three and six months ended June 30, 1996, compared to the respective periods in 1995. This increase is primarily due to an increase in late fees on loans, loan related commissions and in gains on sales of mortgage loans to Freddie Mac.

OTHER EXPENSES

Other expenses were $2,415,000 and $4,825,000 respectively for the three and six months ended June 30, 1996, a decrease of $833,000, or 25.65%, and $1,550,000, or 24.31%, from the respective periods in 1995. Reasons for the decrease include increased operating efficiencies and lower FDIC insurance premiums. In addition, the Corporation incurred nonrecurring merger and restructuring expenses in the first half of 1995 totalling $1,078,000, of which $583,000 were incurred in the second quarter.

Salaries and employee benefits decreased $39,000, or 3.06%, and $141,000, or 5.44%, for the respective three and six month periods ended June 30, 1996, compared to the same periods in 1995. This is due to the Corporation having 169 FTE's at June 30, 1996 as compared to 178 at June 30, 1995. Average costs per employee for 1996 and 1995 are comparable.

Professional fees and other outside services increased $53,000, or 18.93%, and $58,000, or 10.51%, for the three and six months ended June 30, 1996. The majority of this increase relates to an increase in marketing related expenses as a result of the Corporation implementing a more aggressive marketing campaign.

Communications and supplies decreased $52,000, or 25.24%, and $33,000, or 9.32%, for the three and six months ended June 30, 1996. The majority of the decrease relates to significant supply purchases and write-offs that were necessary in 1995 due to the name change of the Corporation.

FDIC insurance premium expenses totalled $1,000 for the six months ended June 30, 1996, representing a decrease of $286,000, or 99.65% . During 1995, the FDIC restructured its assessment schedule after the Bank Insurance Fund was determined to be adequately funded. The Bank was assessed at the statutory minimum of $1,000 for the first six months of 1996 compared to $.23 per $100 of deposits for the first six months of 1995.

The "other" category decreased $31,000, or 13.03%, and $48,000, or 10.11%, for the three and six month periods ended June 30, 1996, compared to the same periods in 1995. Insurance premiums for the six months ended June 30, 1996 decreased $13,000 due to the consolidation of policies. Loan and collection expense decreased $32,000 as a result of the Corporation recovering the majority of these costs incurred in 1996 through the sale of ORE properties. Offsetting these decreases were increases in credit card and third party dealer processing costs of $29,000 as a result of increased volume.

The Corporation adopted FASB Statement No. 123, "Accounting for Stock-Based Compensation", on January 1, 1996. This standard provides companies with a choice of how to account for stock options and other stock grants. The standard encourages companies to account for stock options at their fair value and recognize the expense as compensation expense over the service period, but also permits companies to follow current accounting rules under Accounting Principles Board Opinion No. 25. Companies electing to follow current rules will be required to disclose pro forma net income and earnings per share information as if the new fair value approach had been adopted. The Corporation has decided to follow the current accounting rules under Accounting Principles Board Opinion No. 25 for options granted in 1996. The effect on net income for the first six months of 1996 was immaterial.

FEDERAL INCOME TAXES

The provision for federal income taxes was $503,000 and $985,000 for the three and six month periods ended June 30, 1996, representing an increase of $320,000 and $587,000 compared to the respective periods in 1995. This increase is due to increased earnings in 1996. Effective tax rates were 29.00% and 26.86% for the six month periods ended June 30, 1996 and 1995, respectively. The increase in effective rates is due to tax-exempt interest income from loans and securities comprising a lower percentage of income before income taxes in 1996 compared to 1995.

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


                                            HERITAGE BANCORP, INC.
                                                ( Registrant)



- - ------------                      ----------------------------------------
  (Date)                             Allen E. Kiefer, President and C.E.O.




- - ------------                      ----------------------------------------
  (Date)                             Guy H. Boyer, Secretary/Treasurer