Form 10-Q
period 1996-09-30
HERITAGE BANCORP INC /PA/
filed 1996-11-12
CIK 714309

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) of the

                        SECURITIES EXCHANGE ACT OF 1934


                     For Quarter Ended September 30, 1996

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


                    Common stock, par value $5.00 per share

             2,396,716 shares outstanding as of September 30, 1996

           Heritage Bancorp, Inc.
      and its wholly owned subsidiary
      -------------------------------

Consolidated Balance Sheets (Unaudited)
------------------------------------------------------
(Dollars in thousands)                                               September 30,      December 31,
                                                                          1996              1995
                                                                    ---------------    --------------
ASSETS
------

Cash and due from banks                                              $       10,175     $      11,356

Securities:
   Held to maturity (fair value 1996 - $21,650;
      fair value 1995 - $26,414)                                             21,475            26,195
   Available for sale                                                        93,387            82,627
                                                                    ---------------    --------------
                                                                            114,862           108,822

Loans:
   Commercial, financial, and agricultural                                   84,756            75,378
   Real estate - mortgage and construction                                   66,870            62,018
   Consumer                                                                  43,661            38,880
                                                                    ---------------    --------------
                                                                            195,287           176,276
Less: Unearned income                                                          (469)             (909)
         Allowance for loan losses                                           (3,246)           (3,209)
                                                                    ---------------    --------------
   Net loans                                                                191,572           172,158

Premises and equipment, net of accumulated depreciation
   (1996 - $6,983; 1995 - $6,465)                                             5,464             5,380
Accrued income receivable and other                                           6,554             5,527
                                                                    ---------------    --------------
                                                                    $       328,627    $      303,243
                                                                    ===============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits:
   Noninterest bearing                                              $        30,723    $       30,400
   Interest bearing                                                         219,965           222,650
                                                                    ---------------    --------------
      Total deposits                                                        250,688           253,050

Short term borrowings and and securities sold under
   agreements to repurchase                                                  32,713             5,535
Term funds borrowed                                                           4,450             4,450
Other liabilities                                                             2,037             2,192
                                                                    ---------------    --------------
      Total liabilities                                                     289,888           265,227

Stockholders' Equity:
   Preferred stock, $25 par value; 10,000,000 shares
      authorized and unissued
   Common stock, $5 par value; authorized 10,000,000 shares
      issued 1996 - 2,501,052; 1995 - 2,001,173                              12,505            10,006
   Surplus                                                                      669               660
   Retained earnings                                                         27,755            28,064
   Treasury stock, at cost (1996 - 104,336 shares;
      1995 - 60,593 shares)                                                  (2,013)           (1,298)
   Net unrealized appreciation (depreciation ) on securities
      available for sale, net of tax  1996 - ($60); 1995 - $159                (177)              584
                                                                    ---------------    --------------
      Total stockholders' equity                                             38,739            38,016
                                                                    ---------------    --------------
                                                                     $      328,627     $     303,243
                                                                    ===============    ==============

             Heritage Bancorp, Inc.
        and its wholly owned subsidiary
        -------------------------------

Consolidated Statements of Income (Unaudited)
-------------------------------------------------------------
(Dollars in thousands)                                                    Three Months Ended               Nine Months Ended
                                                                             September 30,                    September 30,
                                                                         1996              1995           1996              1995
                                                                      ----------        ----------     ----------        ----------
Interest income:
   Loans, including fees                                              $   4,287         $   4,172      $  12,460         $  12,449
   Investment and mortgage-backed securities:
      Taxable                                                             1,559             1,577          4,567             4,677
      Tax-exempt                                                            217               110            581               301
   Other                                                                      2                 -             11                 3
                                                                      ----------        ----------     ----------        ----------

         Total interest income                                            6,065             5,859         17,619            17,430

Interest expense:
   Deposits                                                               1,879             2,047          5,719             5,901
   Borrowings:
      Short-term                                                            309               137            530               487
      Long-term                                                              63                64            188               193
                                                                      ----------        ----------     ----------        ----------

         Total interest expense                                           2,251             2,248          6,437             6,581
                                                                      ----------        ----------     ----------        ----------

         Net interest income                                              3,814             3,611         11,182            10,849

Provision for loan losses                                                    45                65            135               265
                                                                      ----------        ----------     ----------        ----------

         Net interest income after provision for loan losses              3,769             3,546         11,047            10,584

Other income:
   Trust department                                                         176               134            597               474
   Service charges                                                          173               179            491               510
   Other income                                                             151                82            356               224
   Security gains                                                             -               (13)             -                (7)
                                                                      ----------        ----------     ----------        ----------
         Total other income                                                 500               382          1,444             1,201
                                                                      ----------        ----------     ----------        ----------

Other expenses:
   Salaries and employee benefits                                         1,244             1,192          3,695             3,784
   Occupancy, net                                                           213               229            659               680
   Equipment                                                                192               178            572               588
   Communications and supplies                                              153               174            474               528
   Professional fees and outside services                                   379               281            989               833
   Taxes other than income                                                  102                83            291               259
   FDIC insurance premiums                                                    1               (17)             2               270
   Merger                                                                     -                 -              -               687
   Restructuring                                                              -                 -              -               391
   Other                                                                    196               175            623               650
                                                                      ----------        ----------     ----------        ----------
         Total other expenses                                             2,480             2,295          7,305             8,670
                                                                      ----------        ----------     ----------        ----------

         Income before income taxes                                       1,789             1,633          5,186             3,115

Federal income taxes                                                        515               470          1,500               868
                                                                      ----------        ----------     ----------        ----------

         Net income                                                   $   1,274         $   1,163      $   3,686         $   2,247
                                                                      ==========        ==========     ==========        ==========

Net income per common share                                           $    0.53         $    0.47      $    1.54         $    0.91
                                                                      ==========        ==========     ==========        ==========

           Heritage Bancorp, Inc.
      and its wholly owned subsidiary
      -------------------------------

Consolidated Statements of Cash Flows (Unaudited)
------------------------------------------------------------
(Dollars in thousands)

                                                                          Nine Months Ended September 30
                                                                             1996               1995
                                                                          -----------        -----------
Operating Activities
--------------------
   Net income                                                               $   3,686          $   2,247
   Adjustments to reconcile net cash provided by
      operating activities:
      Provisions for loan losses                                                  135                265
      Depreciation                                                                492                461
      Losses on sales of equipment                                                  2                -
      Amortization of securities' premiums and
         accretion of discounts                                                    78                 80
      Realized losses on sales of securities                                      -                    7
      Increase in accrued income receivable
         and other assets                                                        (636)              (427)
      Decrease in interest payable and other
         liabilities                                                             (155)              (256)
                                                                          -----------        -----------

         Net cash provided by operating activities                              3,602              2,377
                                                                          -----------        -----------

Investing Activities
--------------------
   Securities held to maturity:
      Proceeds from called / matured securities                                 6,715              5,146
      Purchases                                                                (1,998)            (5,774)
   Securities available for sale:
      Proceeds from called / matured securities and
         principal repayments                                                   8,222              6,496
      Proceeds from sales                                                         401              8,343
      Purchases                                                               (20,610)           (11,613)
   Net (increase) decrease in loans                                           (19,549)             6,607
   Proceeds from sales of equipment                                                 8                -
   Purchases of equipment                                                        (586)              (248)
                                                                          -----------        -----------

         Net cash provided by / (used in) investing activities                (27,397)             8,957
                                                                          -----------        -----------

Financing Activities
--------------------
   Net decrease in demand deposits, N.O.W.                                     (2,874)           (14,711)
     accounts, and savings accounts
   Net increase in time deposits                                                  512              7,954
   Net increase (decrease) in short-term borrowings                            27,178             (4,438)
   Purchase of treasury stock                                                    (927)            (1,285)
   Issuance of treasury stock                                                     220                156
   Cash dividends                                                              (1,495)            (1,324)
                                                                          -----------        -----------

         Net cash provided by / (used in) financing activities                 22,614            (13,648)
                                                                          -----------        -----------

         Decrease in cash and cash equivalents                                 (1,181)            (2,314)

         Cash and cash equivalents at the beginning of the year                11,356             10,803
                                                                          -----------        -----------
         Cash and cash equivalents at September 30                          $  10,175          $   8,489
                                                                          ===========        ===========

                            Heritage Bancorp, Inc.
                        and its wholly-owned subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


September 30, 1996

Note A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that they be read in conjunction with the financial statements and notes thereto incorporated by reference in the Corporation's 1995 Annual Report and on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

Note B - SIGNIFICANT ACCOUNTING POLICIES

Earnings per share:

Earnings per share is based on the weighted average shares outstanding as follows:


                                          1996        1995
                                          -----       ----

         Third quarter                  2,393,391  2,450,308 *
         Year-to-date                   2,400,432  2,453,789 *

* Weighted average shares outstanding have been restated to give effect to a 5-for-4 stock split in the form of a 25% stock dividend issued May 24, 1996.

                     Management's Discussion and Analysis


FINANCIAL CONDITION

The Corporation functions as a financial intermediary, therefore, trends in its sources and uses of funds should be examined when reviewing financial condition. Interest rates are a primary economic factor that affect these trends. In 1996, the average prime rate dropped 53 basis points to 8.28% compared to 8.81% for the nine months ended September 30, 1995. The Corporation maintains a slightly positive GAP position, therefore the lower interest rate trend has had a
negative impact on net interest income.   However, the increased volume in loans
has generated interest income in excess of the negative impact that the lower market rates and competitive pricing have had.

LOANS

Net loans increased $19,414,000, or 11.28%, during the nine months ended September 30, 1996 to $191,572,000. Increased marketing efforts and a favorable rate environment have provided significant opportunities to generate new loan volume. Commercial and retail loans have increased $9,378,000, or 12.44%, and $9,633,000, or 9.55%, respectively.

ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the nine months ended September 30, 1996 and 1995 were as follows (in 000's):

                                                  1996          1995
                                                --------      --------
    Balance at beginning of year                $  3,209      $  3,012
    Recoveries of loans                              216            62
    Provision charged to operations                  135           265
    Loans charged off                              (314)         (140)
                                                --------      --------
    Balance at end of period                    $  3,246      $  3,199
                                                ========      ========

The following table summarizes the Corporation's nonaccrual, past due, and restructured loans at September 30, 1996 and December 31, 1995 (in 000's).


                                                  1996          1995
                                                --------      --------
    Loans on nonaccrual                         $    969      $  1,327
    Accruing loans past due 90+ days               1,318         1,610
    Restructured loans                               -             -
                                                --------      --------
    Total                                       $  2,287      $  2,937
                                                ========      ========

As of September 30, 1996 management has identified $367,000 in loans that are considered potential problem loans. A potential problem loan is any loan specifically identified in management's reserve analysis that is not included in the above table.

Information with respect to impaired loans through September 30, 1996 and 1995 (in 000's):


                                                                                            1996            1995
                                                                                         ---------       ---------
   Loans receivable for which there is a related allowance for loan losses                $    896        $    131
   Loans receivable for which there is no related allowance for loan losses                     73             499
                                                                                         ---------       ---------
     Total impaired loans                                                                 $    969        $    630
                                                                                         =========       =========
   Related allowance for loan losses                                                      $    335        $     35
                                                                                         =========       =========
   Average recorded balance of these impaired loans                                       $  1,051        $    623
                                                                                         =========       =========
   Interest income recognized on these impaired loans                                     $      9        $     28
                                                                                         =========       =========

The provision for loan losses for the three and nine months ended September 30, 1996 was $45,000 and $135,000, respectively, compared to $65,000 and $265,000 for the same periods in 1995. Management monitors the credit quality of its portfolio on an ongoing basis to determine sufficient levels of reserve. The process includes an evaluation of the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. As of September 30, 1996, management has concluded that the allowance is adequate. The allowance for loan losses was 1.69% and 1.85% of net loans outstanding at September 30, 1996 and 1995.

SECURITIES

The securities portfolio increased $6,040,000 or 5.55% compared to the December 31, 1995 balance of $108,822,000. The increase was primarily due to strategic balance sheet management through leveraging, whereby security purchases were funded through borrowings from the Federal Home Loan Bank. The remainder of purchases in 1996 were to replace called/matured securities. In prior years, state and municipal securities were classified as held to maturity. In order to increase flexibility for portfolio management, the securities purchased this year are being classified in the available for sale category.

DEPOSITS

Total deposits decreased $2,362,000, or .93%, to $250,688,000 during the nine months ended September 30, 1996. During the last quarter, deposits declined $4,122,000. The majority of the decrease can be attributed to a few customers operating in their normal course of business. In addition, there were a large number of accounts that declined as the result of tax payments during the quarter. Management is focusing on marketing efforts and possible rate changes to attract new depositors. The lower level of deposits has resulted in the use of borrowings from the Federal Home Loan Bank in order to fund the significant level of loan volume and investment purchases.

SHORT TERM BORROWINGS

Federal Home Loan Bank borrowings increased $27,049,000 compared to the December 31, 1995 balance of $5,200,000. As mentioned above, the level of borrowings was necessary for the funding of loan demand and security purchases. This source of funds carry a higher cost than deposits, therefore, the margin was slightly lower in the third quarter.

LIQUIDITY

The Corporation monitors its liquidity position as a percent of net liquid assets to total assets. At September 30, 1996 the liquidity ratio was 6.36%, which exceeds the minimum target of 3.00%. The Corporation maintains liquidity through its available for sale securities portfolio, which management considers extremely liquid. The liquidity of this portfolio, the Bank's core deposits, credit facilities which have been arranged through the Federal Home Loan Bank and potential repurchase agreements with a major investment firm provide the Corporation with funds necessary to meet loan demand or deposit run-off.

CAPITAL

The Corporation is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At September 30, 1996, the Corporation is required to have minimum Tier 1 and total capital ratios of 4.00% and 8.00%, respectively. The Corporation's actual ratios at that date were 19.35% and 20.60%, respectively, which significantly exceed the requirements. The Corporation's leverage ratio at September 30, 1996 was 12.51%.


RESULTS OF OPERATIONS

Net income for the third quarter of 1996 was $1,274,000 ($.53 per share) compared to $1,163,000 ($.47 per share) in 1995. Nine month earnings were $3,686,000 ($1.54 per share), a 64.04% increase over 1995 results of $2,247,000
($.91 per share). In 1995 the Corporation incurred $822,000, net of taxes, in merger and restructuring costs. Increased loan volume, efficiencies gained from the merger with Banker's Financial Services Corporation and a reduction in FDIC premiums contributed to the increase in earnings in 1996.

NET INTEREST INCOME

Net interest income was $3,814,000 for the three months and $11,182,000 for the nine months ended September 30, 1996. This represents an increase of $203,000, or 5.62%, and $333,000, or 3.07%, over the same periods in 1995. While interest rates decreased, average loan volume increased by $6,000,000. This increase in loan volume offset the decrease in yield of 28 basis points on the loan portfolio from competitive pricing and lower market rates. Average investments increased slightly, however purchases of state and municipal securities were made to replace maturing Agency and US Treasury securities. This was a primary reason for the improved yield, on a fully taxable equivalent basis, of 24 basis points on the portfolio. Funding sources were less expensive for the Corporation in 1996. The local market maintained very low deposit rates which allowed the Corporation to sustain a strong margin. Also, the average rate on overnight borrowings was 62 basis points lower in 1996, which kept the related interest expense to an increase of only $43,000 through September, despite an increase in the average balance of over $2,000,000.

OTHER INCOME

Trust income increased $42,000, or 31.34%, for the three months and $123,000, or 25.95%, for the nine months ended September 30, 1996. This was the result of increased fees due to higher asset values of existing trust accounts, a $57,000 increase in estate fees, and additional fees on new accounts opened in 1996.

The "other" category increased $69,000, or 84.15% and $132,000, or 58.93% for the three and nine month periods ended September 30, 1996, compared to the same periods in 1995. In the third quarter the Corporation recognized $38,000 in income for the increase in the cash surrender value of officer life insurance policies. The Corporation did not record any of the income related to several policies in 1995 due to the uncertainty of their level of earnings. The remaining increase is primarily due to an increase in late fees on loans and loan related commissions.

OTHER EXPENSES

Other expenses were $2,480,000 and $7,305,000 for the three and nine months ended September 30,1996. This represents an increase of $185,000, or 8.06%, and a decrease of $1,365,000, or 15.74%, from the respective periods in 1995.

Salaries and employee benefits increased $52,000, or 4.36%, and decreased $89,000, or 2.35%, for the three and nine months ended September 30, 1996, compared to the respective periods in 1995. The expense for the year is lower because the Corporation offered an early-retirement package at the beginning of the third quarter of 1995 as part of a re-engineering plan. Therefore, the Corporation has had fewer employees for the first half of 1996 than in 1995. The quarterly increase is attributed to an increase in the number of employees compared to the third quarter of 1995, inflationary increases in wages, and additional performance compensation associated with higher earnings.

Professional fees and other outside services   increased $98,000, or 34.88%, and
$156,000, or 18.73%, for the three and nine months ended September 30, 1996.
The majority of this increase relates to an increase in advertising expense compared to the respective periods in 1995. The Corporation has initiated an aggressive marketing campaign which began with significant training of employees and market research. The Corporation enlisted outside consultants to aide in this process.

Communications and supplies decreased $21,000, or 12.07%, and $54,000, or 10.23%, for the three and nine months ended September 30, 1996. The majority of the decrease relates to significant supply purchases and write-offs that were necessary in 1995 as a result of the name change of the Corporation.

FDIC insurance premiums totalled $2,000 for the nine months ended September 30, 1996 which represents a decrease of $268,000. During 1995, the FDIC restructured its assessment schedule after the Bank Insurance Fund was determined to be adequately funded. The Bank was assessed at the statutory minimum for the nine months ended September 30, 1996. On September 30, 1996, President Clinton signed into law the Omnibus spending bill which includes provisions for assessing BIF and SAIF insured institutions in preparation for merging the two insurance funds. The assessment schedule defines a rate of 1.29 basis points for the years 1997 to 2000 and 2.43 basis points for the years 2000 to 2017. Based on current levels of deposits and capitalization ratios, the Corporation is estimating $37,000 in FDIC premiums for 1997.

The merger and restructuring expenses incurred in 1995 were a result of the merger with Banker's Financial Services Corporation. There were no such expenses incurred in 1996.

The "other" category increased $21,000, or 12.00%, and decreased $27,000, or 4.15%, for the three and nine months ended September 30, 1996 compared to the respective periods in 1995. During the third quarter, the Corporation incurred a $7,000 loss as the result of a robbery at one of the community office locations. For the year, lower insurance premiums due to the consolidation of insurance policies resulted in $24,000 in savings. ORE related expenses were $39,000 lower in 1996 compared to the same period in 1995 because the majority of the selling expenses were offset by the sale of the properties. Offsetting these decreases were increases in credit card point redemptions and in credit report costs compared to 1995.

FEDERAL INCOME TAXES

The provision for federal income taxes was $515,000 and $1,500,000 for the three and nine months ended September 30, 1996 which represents an increase of $45,000 or 9.57% and $632,000 or 72.81% compared to the respective periods in 1995.
This variance is due to increased earnings in 1996. Effective tax rates were 28.92% and 27.87% for the nine month periods ended September 30, 1996 and 1995 respectively. The increase in effective rates is due to tax-exempt interest income from loans and securities comprising a lower percentage of income before income taxes in 1996 compared to 1995.

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


                                           HERITAGE BANCORP, INC.
                                                (Registrant)



----------------                    ------------------------------------
  (Date)                            Allen E. Kiefer, President and C.E.O.




----------------                    ------------------------------------
  (Date)                            Guy H. Boyer, Secretary/Treasurer


----------------                    ------------------------------------
  (Date)                            David L. Scott, Chief Accounting Officer