Form 10-K405
period 1996-12-31
HERITAGE BANCORP INC /PA/
filed 1997-03-12
CIK 714309

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------
                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the fiscal year                            Commission file number 0-12506
ended December 31, 1996

                             HERITAGE BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Pennsylvania                                   23-2228542
---------------------------------------------        ---------------------------
       (State or other jurisdiction                        (I.R.S. Employer
     of incorporation or organization)                    Identification No.)


120 South Centre Street, Pottsville, Pennsylvania                17901
---------------------------------------------        ---------------------------
  (Address of principal executive officer)                     (Zip Code)


Registrant's telephone number, including area code:  (717) 622-2320
                                                     --------------

          Securities registered pursuant to Section 12(b) of the Act:

                    None                                          None
---------------------------------------------        ---------------------------
            (Title of each class)                       (Name of each exchange
                                                         on which registered)


          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $5.00
--------------------------------------------------------------------------------
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing sale price on March 3, 1997 was approximately $63,044,958.

  The number of shares of Common Stock outstanding as of March 3, 1997 was 2,379,055.


                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Heritage Bancorp, Inc. definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 15, 1997 are incorporated herein by reference into Part III of this Report.

                             HERITAGE BANCORP, INC.

                               Table of Contents

                                                                                                  Page
                                                                                                  ----
Part I
  Item 1.   Business..............................................................................  3
  Item 2.   Properties............................................................................  8
  Item 3.   Legal Proceedings.....................................................................  8
  Item 4.   Submission of Matters to a Vote of Security Holders...................................  8

Part II

  Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters.............  8
  Item 6.   Selected Financial Data...............................................................  9
  Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.  10
  Item 8.   Financial Statements and Supplementary Data...........................................  27
  Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  50

Part III

  Item 10.  Directors and Executive Officers of the Registrant....................................  50
  Item 11.  Executive Compensation................................................................  50
  Item 12.  Security Ownership of Certain Beneficial Owners and Management........................  50
  Item 13.  Certain Relationships and Related Transactions........................................  50

Part IV

  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................  51

Signatures

                            HERITAGE BANCORP, INC.


                                     PART I
                                     ------

Item 1. Business

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

The Bank currently operates a network of fourteen full service community offices throughout Schuylkill and northern Dauphin counties. The Corporation is a member of the MAC Regional and Cirrus National ATM networks, operating a network of nine automated teller machines which are installed at community offices. Through its community banking offices, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings, and demand deposits, the making of commercial, consumer, and mortgage loans, the providing of credit cards, automated teller machine services and safe deposit services. The Bank also performs personal, corporate, pension and other fiduciary services through its Trust and Investment Services Department.
Through its correspondent banking relationships, the Bank also is capable of offering a variety of collection and funds transfer services.

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

Supervision and Regulation
--------------------------

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

                            HERITAGE BANCORP, INC.

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

Source of Strength Doctrine
---------------------------

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

Dividends
---------

Dividends are paid by the Corporation from its assets, which are mainly provided by dividends from the Bank. However, certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this restriction, the Bank, without prior regulatory approval, can declare dividends to the Corporation totalling $2,229,000, plus an additional amount equal to the Bank's net profit for 1997, up to the date of any such dividend declaration.

Under Federal Reserve regulations, the Bank also is limited as to the amount it may lend to its affiliates, including the Corporation, unless such loans are collateralized by specified obligations. At December 31, 1996, the maximum amount available for transfer from the Bank to the Corporation in the form of loans approximated 20% of capital stock and surplus.

Capital Adequacy
----------------

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

FDICIA
------

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

                            HERITAGE BANCORP, INC.


To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. On December 31, 1996, the Corporation and the Bank exceeded the minimum capital levels of the well capitalized category.

Regulatory oversight of an institution becomes more stringent with each lower capital category, with certain "prompt corrective actions" imposed depending on the level of capital deficiency.

Other Provisions of FDICIA
--------------------------

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

                            HERITAGE BANCORP, INC.


FDIC Insurance Assessments
--------------------------

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

Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each institution to one of three capital groups (well capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to gauging the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10.00% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6.0% or greater and a Tier 1 leverage ratio of 5.0% or greater are assigned to the well-capitalized group. Prior to BIF being fully funded during 1995, the Bank was subject to FDIC deposit insurance assessments at the rate of 23 cents for every $100 of deposits.

In the second quarter of 1995, the BIF reached its statutory reserve ratio requirement. Consequently, the FDIC significantly reduced the assessment rates applicable to BIF members and refunded to BIF members that portion of the assessment for the second and third quarters of 1995 which represented an overpayment once the BIF had achieved full funding in accordance with the statutory reserve ratio requirement. The Bank received a refund from the FDIC in September 1995 in the amount of $158,000, which amount also includes interest on the refund from June 1 to September 14, 1995. In the case of the Bank, for the second half of 1995, it was assessed at the rate of 4 cents for every $100 of deposits. During 1996, the Bank was assessed a flat charge of $500 per quarter by the FDIC in lieu of any deposit based assessment. At the same time, because the SAIF had not reached full funding under its statutory reserve ratio requirement, the FDIC continued the SAIF assessment rate for thrift institutions in even the lowest risk-based category at 23 cents for every $100 of deposits.

SAIF Recapitalization Plan
--------------------------

On September 30, 1996, Congress enacted a SAIF Recapitalization Plan and a plan for banks insured by the fully capitalized BIF to share the burden of repaying outstanding Finance Corporation (FICO) bonds issued to fund SAIF's predecessor (the "FSLIC") in the late 1980s. The legislation enacted by Congress containing the Recapitalization Plan is entitled the Deposit Insurance Funds Act of 1996.

Under the Recapitalization Plan, SAIF insured institutions were required to pay a one time special assessment in the fourth quarter of 1996 equivalent to 65.7 cents for every $100 of insured deposits as of March 31, 1995. The one time special assessment on SAIF insured deposits is intended to result in a major decrease in annual insurance premiums paid by SAIF insured institutions. At the end of 1996, SAIF insured institutions generally paid 23 cents for each $100 of deposit insurance coverage while BIF insured banks insured by the fully capitalized BIF paid virtually zero assessments.

As part of the legislation, a new formula was adopted whereby BIF insured institutions, such as the Bank, would be required to share in the burden of repayment of the FICO bonds issued to finance the FSLIC in the 1980s.
Commencing in calendar year 1997, the only deposit insurance cost for most well-capitalized, well-managed BIF insured and SAIF insured institutions will be FICO bond payments. For years 1997 through 1999, SAIF insured institutions will pay approximately 6.5 cents per $100 in deposits toward the FICO bond payments while BIF insured institutions will pay approximately 1.3 cents per $100 in deposits. From the year 2000 to 2017, both SAIF insured institutions and BIF insured institutions will pay approximately 2.43 cents per $100 in deposits toward retirement of the FICO obligations.

The legislation also contains certain restrictions on the ability of SAIF insured institutions to transfer deposits to BIF insured affiliates over the next three years and a requirement that Congress must eliminate the thrift charter before merging SAIF into BIF. Finally, the legislation also contained a prohibition against the FDIC assessing any deposit insurance premiums against well-managed, well-capitalized banks when BIF reserves are at or above the statutory reserve requirement of 1.25% of total insured deposits.

                            HERITAGE BANCORP, INC.

Interstate Banking
------------------

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

Legislative Developments
------------------------

In 1996, automatic teller machine (ATM) networks began allowing bank members to levy surcharge fees on ATM transactions by non-customers. Legislative proposals were introduced in Congress and discussed by members of the Pennsylvania legislature that would have required disclosure of the surcharge fee at the terminal or would have prohibited assessment of the fees. These legislative proposals were not adopted. Consumer interest groups, however, continue to oppose surcharge fees and it is possible that Congress and the Pennsylvania legislature again could consider such legislation in 1997. The Bank did not levy surcharge fees in 1996. Enactment of such legislation, however, could adversely affect the Bank's ability to levy surcharge fees in the future.

It is anticipated that Congress will consider again in 1997 financial modernization legislation that, if enacted, would have a significant impact on the financial services industry. House Banking Committee Chairman Leach introduced the Financial Services Competitiveness Act of 1997 on January 7, 1997, which would allow bank affiliations with insurance companies and securities firms. It is anticipated that Senate Banking Committee Chairman D'Amato will introduce competing legislation that would allow bank affiliations with industrial companies, in addition to insurance company and securities firm affiliations. Similar legislation already has been introduced in the House by Banking Subcommittee on Financial Institutions Chairwoman Roukema.

Employees
---------

At December 31, 1996, the Corporation and the Bank employed approximately 184 persons.

Mergers and Acquisitions
------------------------

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

                            HERITAGE BANCORP, INC.

Item 2.  Properties

The Corporation's executive offices are located at 120 South Centre Street, Pottsville, Pennsylvania. The Bank operates 14 full service offices. Of the 14 offices, 13 are owned and 1 is leased from independent owners. There are no encumbrances on the offices owned and the rental expense on the leased property is immaterial in relation to operating expenses.


Item 3.  Legal Proceedings

Although the Corporation and/or the Bank are defendants in various legal proceedings arising in the course of their business, there are no legal proceedings pending or threatened which, in the opinion of management and counsel, will have a material effect on the consolidated financial condition or results of operations of the Corporation.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.



                                    PART II
                                    -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The information provided below reflects the actual high, low, and closing prices and the dividends declared for each share of the Corporation's common stock for each quarter of 1996 and 1995. The common stock of Heritage Bancorp, Inc. is traded in the over-the-counter market under the symbol HBCI and is listed on The NASDAQ Stock Market.


                        Stock Price Range                              Dividends
                   --------------------------         Closing          Declared
                     High              Low             Price           Per Share
                   ---------        ---------        ---------         ---------
    1996
    ----
First Quarter    $    20.80        $   19.40        $   19.80        $     0.200
Second Quarter        22.75            19.80            21.75              0.200
Third Quarter         22.75            20.50            22.38              0.220
Fourth Quarter        24.00            21.50            22.25              0.240

    1995
    ----
First Quarter    $    21.00        $   19.60        $   19.60        $     0.168
Second Quarter        20.80            19.20            20.00              0.184
Third Quarter         20.60            19.25            19.40              0.184
Fourth Quarter        20.40            19.20            20.20              0.184


Note: Per share data has been restated to give effect to a 5-for-4 stock split, in the form of a 25% stock dividend, issued on May 24, 1996.


As of March 3, 1997, there were approximately 1,192 holders of record of the Corporation's common stock.

                            HERITAGE BANCORP, INC.

Item 6.   Selected Financial Data



 (in thousands, except per share data)                     1996           1995           1994             1993            1992
                                                       -----------     ----------     -----------     ------------     -----------
Interest income ...................................... $   23,928     $   23,230      $   21,158       $   20,829      $   21,628
Interest expense .....................................     (8,845)        (8,777)         (7,267)          (7,401)         (9,028)
                                                       -----------    -----------    ------------    -------------    ------------
   Net interest income ...............................     15,083         14,453          13,891           13,428          12,600
Provision for loan losses ............................       (180)          (310)           (622)            (764)           (677)
Other income .........................................      2,123          1,747           1,864            1,669           1,652
Other expense ........................................    (10,051)       (10,927)         (9,944)          (9,489)         (9,069)
                                                       -----------    -----------    ------------    -------------    ------------
   Income before income taxes ........................      6,975          4,963           5,189            4,844           4,506
Income taxes .........................................     (1,995)        (1,554)         (1,477)          (1,255)         (1,278)
                                                       -----------    -----------    ------------    -------------    ------------
   Net income ........................................ $    4,980     $    3,409      $    3,712       $    3,589      $    3,228
                                                       ===========    ===========    ============    =============    ============

Per share data:
   Net income ........................................ $     2.08     $     1.38      $     1.50       $     1.46      $     1.31
   Cash dividends ....................................       0.86           0.72            0.67             0.62            0.58
   Book value - December 31 ..........................      16.70          15.63           14.34            14.09           13.22
   Market price - December 31 ........................      22.25          20.20           20.20            16.96           13.06

Cash dividends ....................................... $    2,060          1,766      $    1,572       $    1,447      $    1,377

Total assets ......................................... $  341,954     $  303,243      $  313,489       $  301,103      $  294,006
Total deposits .......................................    254,244        253,050         257,565          252,891         247,784
Total equity ..........................................    40,081         38,016          35,578           34,495          32,235

Key ratios:
   Return on average assets (ROA) ....................       1.58%          1.13%           1.21%            1.22%           1.14%
   Return on average stockholders' equity (ROE) ......      12.98           9.29           10.47            10.70           10.33
   Dividend payout ...................................      41.37          51.80           42.35            40.32           42.66
   Average equity to average assets ..................      12.15          12.12           11.57            11.36           11.04


Note: Included in other expenses for 1995 is $1,078,000 in merger and restructuring expenses related to the business combination with Bankers' Financial Services Corporation. The merger has been accounted for as a pooling of interests and, accordingly, all prior financial statements have been restated to include Bankers. Net income, ROA, ROE and earnings per share were $4,231,000, 1.40%, 11.53% and $1.72 per share, respectively, excluding the net after tax effect of merger and restructuring expenses.

          Per share information has been restated to reflect 5-for-4 stock splits, in the form of 25% stock dividends, issued in 1996, 1994 and 1993.

                            HERITAGE BANCORP, INC.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             RESULTS OF OPERATIONS

Heritage Bancorp, Inc. recorded net income of $4,980,000 ($2.08 per share) for 1996, compared to $3,409,000 ($1.38 per share) in 1995, and $3,712,000 ($1.50 per share) in 1994. Return on average assets was 1.58%, 1.13%, and 1.21% for 1996, 1995 and 1994, respectively. In 1995 the Corporation incurred $822,000, net of taxes, in merger and restructuring costs related to the merger with Bankers. Excluding these costs, net income, earnings per share, and ROA would have been $4,231,000, $1.72, and 1.40%, respectively, in 1995. The additional $749,000 increase is primarily attributable to a $477,000, net of taxes, increase in net interest income, a $193,000, net of taxes, decrease in FDIC insurance premiums and an $86,000, net of taxes, reduction in the provision for loan losses. A more detailed explanation for each contribution to the increase in income is included in the remainder of this analysis.

Net Interest Income

Net interest income is the primary source of operating income for the Corporation. Net interest income is the difference between interest earned on loans and securities and interest paid on deposits and other funding sources. The factors that influence net interest income include changes in interest rates and changes in the volume and mix of asset and liability balances.

For analytical purposes, net interest income is reported on a tax-equivalent basis which recognizes the income tax savings on tax-exempt items such as interest on state and municipal securities and tax-exempt loans. Table 1 presents the net interest income on a fully tax-equivalent basis for each of the three years ending December 31, 1996, 1995 and 1994.

Table 1 - Net Interest Income


(in thousands)                                                 1996                      1995                       1994
                                                        -------------------       -------------------        -------------------
Total interest income ...............................          $    23,928               $    23,230                $    21,158
Tax-equivalent adjustment ...........................                  509                       417                        378
                                                        -------------------       -------------------        -------------------
                                                                    24,437                    23,647                     21,536
Total interest expense ..............................                8,845                     8,777                      7,267
                                                        -------------------       -------------------        -------------------
Net interest income (fully tax-equivalent basis) ....          $    15,592               $    14,870                $    14,269
                                                        ===================       ===================        ===================


Net interest income on a fully tax-equivalent basis increased $722,000, or 4.9%, in 1996 compared to 1995. Table 2 analyzes the factors contributing to the increase in net interest income in 1996. The average balances, tax-equivalent interest income and expense, and the average rates earned and paid for assets and liabilities are found in Table 3.

During 1996, both the average yield on earning assets and the average cost of funds decreased 12 basis points. The decrease in the yield on loans of 38 basis points is attributable to lower market rates in addition to competitive pricing. The prime rate averaged 8.26% in 1996 compared to 8.84% in 1995. The lower rate environment resulted in a decrease of $702,000 in interest income on loans. However, a $10,295,000, or 5.9%, increase in average loan volume during 1996 resulted in additional interest income of $994,000. The low interest rate environment is expected to continue through 1997 and should allow for continued growth and increased income from the loan portfolio.

The Corporation increased the size of the securities portfolio through the purchase of tax-exempt state and municipal securities. A slight increase in yield and the increased volume of securities resulted in $567,000 in additional interest income. The yield on the taxable investments increased by 14 basis points, however, fewer funds were invested in the taxable portfolio resulting in a decrease in interest income on taxable securities of $65,000.

Average demand deposits, interest bearing demand deposits, and savings deposits decreased a moderate 0.4% in 1996 compared to 1995. The decrease is attributable to lackluster deposit growth within the entire market area and a shift to time deposits which offer a higher rate of interest. The slight decline in volume, a 65 basis point decrease on interest bearing demand deposits, and a 36 basis point decrease on savings accounts resulted in a decrease of $580,000 in interest expense. Market rates for these products continue to remain low as more emphasis is being placed on competitively priced short-term time deposits.

                            HERITAGE BANCORP, INC.

Average time deposits grew 3.0%, or $2,940,000, in 1996 compared to 1995. The higher rates offered on time deposits in 1995 adversely impacted interest expense in 1996. The cost of funds on these products increased by 5 basis points, even though the overall interest rate environment in 1996 was lower. The increase in volume and increased average rates resulted in an increase in interest expense of $195,000.

The Corporation decided to use funding from the Federal Home Loan Bank as a source of funds for the growth in its loan portfolio. Average borrowings increased $9,355,000, or 71.2%, in 1996 and the average cost of these borrowings decreased by 48 basis points. The net result was an increase in interest expense of $453,000 in 1996 compared to 1995.

Net interest income on a fully tax-equivalent basis increased $601,000 in 1995 compared to 1994. A decrease in the volume of earning assets resulted in decreased interest revenue of $151,000, which was offset by a $2,262,000 increase as the result of higher interest rates. Also, a decrease in the volume of interest bearing liabilities resulted in decreased interest expense of $66,000 which was offset by a $1,576,000 increase as the result of higher interest rates.

During 1995, the average yield on earning assets increased 84 basis points and the average cost of interest bearing liabilities increased 70 basis points.
This resulted in a 14 basis point increase in the interest rate spread. These results reflect the changes made by the Federal Reserve over the course of 1995. The prime rate for 1995 averaged 8.84% compared to 7.17% in 1994. The increase in rates had a positive effect on net interest income.

Table 2 - Volume/Rate Analysis - Tax-Equivalent Basis


                                                  Change From                  1996 Change                1995 Change
(in thousands)                                     Prior Year                   From 1995                  From 1994
                                            -----------------------     -----------------------     -----------------------
                                                                          Due to       Due to         Due to       Due to
                                               1996         1995          Volume        Rate          Volume        Rate
                                            ----------   ----------     ----------   ----------     ----------   ----------
Interest income:
   Securities:
      Taxable ...........................    $    (65)    $    753       $  (201)     $    136       $  (123)     $   876
      Tax-exempt ........................         567           51           540            27            (2)          53
   Loans ................................         292        1,395           994          (702)           66        1,329
   Funds sold ...........................          (4)         (88)           (3)           (1)          (92)           4
                                            ----------   ----------     ----------   ----------     ----------   ----------

      Total .............................         790        2,111         1,330          (540)         (151)       2,262
                                            ----------   ----------     ----------   ----------     ----------   ----------

Interest expense:
   Interest bearing demand deposits .....        (218)          12           (39)         (179)          (39)          51
   Savings deposits .....................        (362)         304           (20)         (342)         (155)         459
   Time deposits ........................         195        1,048           137            58           103          945
   Short-term borrowings ................         437          251           547          (110)          131          120
   Long-term borrowings .................          16         (105)           24            (8)         (106)           1
                                            ----------   ----------     ----------   ----------     ----------   ----------

      Total .............................          68        1,510           649          (581)          (66)       1,576
                                            ----------   ----------     ----------   ----------     ----------   ----------

Net interest income .....................    $    722     $    601       $   681      $     41       $   (85)     $   686
                                            ==========   ==========     ==========   ==========     ==========   ==========


Note: The changes not due solely to change in volume or solely to change in rate are allocated to the change in rate. The actual increase in net interest income solely due to the change in rate was $31,000 for 1996 and $763,000 for 1995.

                            HERITAGE BANCORP, INC.

Table 3 - Average Balances and Interest Rates - Tax-Equivalent Basis


                                             1996                               1995                              1994
                                -------------------------------   -------------------------------   -------------------------------
                                 Average    Interest    Average    Average   Interest    Average    Average    Interest    Average
(in thousands)                   Balance     Rev/Exp     Rate      Balance    Rev/Exp      Rate     Balance     Rev/Exp     Rate
                                ---------  ---------  ---------   ---------  ---------  ---------   ---------  ---------  ---------
Assets
------
Earning assets:
   Taxable securities ......... $ 97,838   $  6,123     6.26 %    $ 101,123   $  6,188    6.12 %   $  103,467   $  5,435    5.25 %
   Tax-exempt securities ......   14,851      1,185     7.98          7,929        618    7.79          7,960        567    7.12
   Federal funds sold .........      205         11     5.37            250         15    6.00          2,350        103    4.38
   Loans, net of reserves .....  184,479     17,118     9.28        174,184     16,826    9.66        173,443     15,431    8.90
                                ---------  ---------              ---------  ---------              ---------  ---------
      Total earning assets ....  297,373     24,437     8.22        283,486     23,647    8.34        287,220     21,536    7.50
Other assets ..................   18,636                             19,350                            19,134
                                ---------  ---------              ---------  ---------              ---------  ---------
      Total assets ............ $316,009     24,437     7.73 %     $302,836     23,647    7.81 %    $ 306,354     21,536    7.03 %
                                =========  ---------  =========   =========  ---------  =========   =========  ---------  =========

Liabilities and
Stockholders' Equity
--------------------
Interest bearing deposits:
   Demand deposits ............ $ 27,849        469     1.68 %     $ 29,525        687    2.33 %    $  31,349        675    2.15 %
   Savings deposits ...........   93,153      2,353     2.53         93,844      2,715    2.89        100,310      2,411    2.40
   Time deposits ..............  101,470      4,783     4.71         98,530      4,588    4.66         95,748      3,540    3.70
                                ---------  ---------              ---------  ---------              ---------  ---------
      Total interest bearing
      deposits ................  222,472      7,605     3.42        221,899      7,990    3.60        227,407      6,626    2.91
Short-term borrowings .........   17,627        968     5.49          8,682        531    6.12          5,920        280    4.73
Long-term borrowings ..........    4,860        272     5.60          4,450        256    5.75          6,304        361    5.73
                                ---------  ---------              ---------  ---------              ---------  ---------
      Total interest bearing
         liabilities ..........  244,959      8,845     3.61        235,031      8,777    3.73        239,631      7,267    3.03
Noninterest bearing
   demand deposits ............   30,526                             28,817                            28,893
Other liabilities .............    2,143                              2,283                             2,383
Stockholders' equity ..........   38,381                             36,705                            35,447
                                ---------  ---------              ---------  ---------              ---------  ---------
      Total liabilities and
        stockholders' equity .. $316,009      8,845     2.80 %    $ 302,836      8,777    2.90 %    $ 306,354     7,267     2.37 %
                                =========  ---------  =========   =========  ---------  =========   =========  ---------  =========
Interest rate spread ..........                         4.61 %                            4.61 %                            4.47 %
Effect of noninterest
   bearing funds ..............                         0.63                              0.63                              0.50
                                           ---------  ---------              ---------  ---------              ---------  ---------
Net interest income/margin ....            $ 15,592     5.24 %                $ 14,870    5.24 %                $ 14,269    4.97 %
                                           =========  =========              =========  =========              =========  =========



Note: For the purpose of computing average loan balances, nonaccruing loans are included in the daily average loan amount outstanding.

          Yields on tax-exempt assets have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

                            HERITAGE BANCORP, INC.

Provision for Loan Losses

The provision and allowance for loan losses are based on management's ongoing assessment of the Corporation's credit exposure and consideration of other relevant factors. The allowance for loan losses is a valuation reserve which is available to absorb future loan charge-offs. The provision for loan losses is the amount charged to earnings on an annual basis. The factors considered in management's assessment of the reasonableness of the allowance for loan losses include: prevailing and anticipated economic conditions, assigned risk ratings on loan exposures, the results of examinations and appraisals of the loan portfolio conducted by federal regulatory authorities and an independent loan review firm, the diversification and size of the loan portfolio, the level of, and risk inherent in, nonperforming assets, and any other factors deemed relevant by management.

At December 31, 1996, the allowance for loan losses represents 1.47% of loans outstanding, compared to 1.83% at December 31, 1995. Nonperforming loans, which include loans past due greater than 90 days, decreased from $2,937,000 in 1995 to $1,166,000 in 1996. The allowance for loan losses to nonperforming loans in 1996 and 1995 was 263.4% and 109.3%, respectively. As a result of continued improvement of the portfolio credit quality, the provision for loan losses was reduced from $310,000 in 1995, to $180,000 in 1996, despite a 5.9% increase in average loans outstanding in 1996. Management believes the current level of the allowance is adequate, and anticipates future provisions for loan losses will be consistent with 1996 levels.

Other Income

Other income consists of trust revenues, service charges, other income, and securities gains (losses). Table 4 analyzes the increase in other income of $376,000, or 21.5%, in 1996 compared to 1995.

Table 4 - Other Income

                                                                                               Changes from Prior Year
                                                                                 --------------------------------------------------
                                                      Year Ended                           1996                      1995
                                        -------------------------------------    ------------------------  ------------------------
(in thousands)                              1996         1995        1994          Amount       Percent      Amount       Percent
                                        -----------  -----------  -----------    -----------  -----------  -----------  -----------
Trust department .....................   $    781     $    683     $    587       $     98       14.35 %    $     96        16.35 %
Service charges ......................        670          679          687             (9)      (1.33)           (8)       (1.16)
Other income .........................        672          395          402            277       70.13            (7)       (1.74)
Securities gains (losses) ............          0          (10)         188             10     (100.00)         (198)     (105.32)
                                        -----------  -----------  -----------    -----------               -----------
   Total                                 $  2,123     $  1,747     $  1,864       $    376       21.52 %    $   (117)       (6.28) %
                                        ===========  ===========  ===========    ===========  ===========  ===========  ===========


The trust and investment services department provides traditional trust and estate settlement services, as well as investment management for individuals, businesses, and local governments. Trust department income reached another record level of $781,000, an increase of $98,000, or 14.3%, in 1996. This compares to $683,000 earned in 1995 and $587,000 in 1994. The additional income is the direct result of a 15.5% increase in total trust assets in 1996 to $201,000,000.

Service charges for 1996 were $670,000, a decline of $9,000, or 1.3%, compared to $679,000 in 1995. The service charges in 1995 had declined $8,000, or 1.2%, from $687,000 in 1994. The decline in service charges in 1996 was due to slight declines in NSF charges and miscellaneous check charges. In 1995, the earnings credit for business checking accounts, which is tied to the 90 day Treasury bill rate and offsets service charges, was higher than in 1994, resulting in a $7,000 decrease in income.

                            HERITAGE BANCORP, INC.

In 1996, other income increased $277,000, or 70.1%, to $672,000 compared to $395,000 in 1995 and $402,000 in 1994. Revenues categorized as other include income generated from the increase in the cash surrender value of life insurance policies owned by the Corporation on certain officers and directors, gains on the sale of mortgages to Freddie Mac, commissions on life and disability insurance sold with installment and mortgage loans, safe deposit box rentals, interest forfeited, fees charged on bank checks, and fees charged on U.S. Series EE Bonds. The most significant increase in other income was an actuarial adjustment in the cash surrender value on the life insurance policies of $100,000 from years prior to 1996. In addition, the interest earned on the policies in 1996, net of premiums paid, increased by $76,000. The total cash surrender value of life insurance policies at December 31, 1996 and 1995 was $3,026,000 and $2,722,000, respectively. Commissions on the sale of life and disability insurance policies was $120,000 in 1996 compared to $58,000 in 1995. The $62,000 increase was directly proportional to the $13,034,000 increase in retail loan volume in 1996. Additionally, interest forfeited and late charges on loans increased $15,000 and $20,000, respectively, in 1996. Some of the increase in late charges is due to new fees charged on late payments of credit cards and home equity loans.

There were no securities gains (losses) in 1996, nor any significant activity in the securities portfolio in 1995. Securities gains (losses) are generally the result of restructuring the available for sale portfolio for asset/liability reasons. In 1994, the Corporation restructured its debt and equity portfolios which resulted in gains on the sale of securities of $142,000 and $46,000, respectively.

Other Expenses

Other expenses decreased $876,000, or 8.0%, in 1996 to $10,051,000 compared to $10,927,000 in 1995 and $9,944,000 in 1994. In 1995, the Corporation incurred
$1,078,000 in merger and restructuring expenses relating to the combination with Bankers' Financial Services Corporation. These expenses were incurred for investment banking, legal, consulting, and accounting costs related to the merger, as well as system conversion costs, re-engineering costs, severance packages, advertising costs, and various office supplies. Table 5 is a summary of other expenses by category for 1996, 1995 and 1994.

Table 5 - Other Expenses

                                                                                            Changes from Prior Year
                                                                                ----------------------------------------------
                                                       Year Ended                        1996                    1995
                                           ----------------------------------   ----------------------  ----------------------
(in thousands)                                1996        1995        1994        Amount     Percent      Amount     Percent
                                           ----------  ----------  ----------   ----------  ----------  ----------  ----------
Salaries and employee benefits ..........   $  5,115    $  4,978    $  5,033     $    137      2.75 %    $   (55)      (1.09) %
Occupancy expense, net ..................        855         897         897          (42)    (4.68)           0        0.00
Equipment expense .......................        774         783         858           (9)    (1.15)         (75)      (8.74)
Communication and supplies ..............        658         692         546          (34)    (4.91)         146       26.74
Professional fees and outside services ..      1,011         954         749           57      5.97          205       27.37
Marketing and advertising ...............        397         114         204          283    248.25          (90)     (44.12)
Taxes, other than income ................        383         344         317           39     11.34           27        8.52
Federal deposit insurance premium .......          2         294         573         (292)   (99.32)        (279)     (48.69)
Merger ..................................          0         687           0         (687)  (100.00)         687      100.00
Restructuring ...........................          0         391           0         (391)  (100.00)         391      100.00
Other ...................................        856         793         767           63      7.94           26        3.39
                                           ----------  ----------  ----------   ----------  ----------  ----------  ----------

   Total                                    $ 10,051    $ 10,927    $  9,944     $   (876)    (8.02) %   $   983        9.89 %
                                           ==========  ==========  ==========   ==========  ==========  ==========  ==========


Salaries and employee benefits totalled $5,115,000 in 1996, an increase of $137,000, or 2.8%, from 1995. The 1996 increase was primarily due to a $196,000 increase in employee performance compensation, compared to 1995, as a result of achieving the record level of earnings. Normal increases in salaries were offset by fewer full-time equivalents throughout 1996 compared to 1995, resulting in only an additional $30,000 of expense. Conversely, medical and group insurance premiums were reduced by $89,000 in 1996 compared to 1995. In 1995, the expense was higher because medical premiums were paid for the employees who took the severance package offered because of the business combination.

                            HERITAGE BANCORP, INC.

Occupancy expense decreased $42,000, or 4.7%, in 1996 compared to $897,000 for both 1995 and 1994. In 1996, Schuylkill County real estate taxes were reassessed and the total expense decreased by $23,000, or 13.0%. The building insurance premiums during 1996 were $14,000 lower than in 1995 as a result of an overall decrease in premiums and the consolidation of insurance policies. The remainder of the decrease was due to fewer general repairs on the facilities.

Equipment expense was $774,000 in 1996 compared to $783,000 in 1995 and $858,000 in 1994. The decrease in 1995 of $75,000, or 8.7%, compared to 1994, was primarily due to a decrease in depreciation expense of $36,000 and the elimination of system software agreements for six months in 1995 totalling $28,000. The remainder of the 1995 decrease was due to lower repairs and maintenance costs.

Communications and supplies decreased $34,000, or 4.9%, to $658,000 in 1996 compared to $692,000 and $546,000 in 1995 and 1994, respectively. Decreases in the cost of office supplies in 1996 versus 1995 were somewhat offset by an increase in telephone expense of $21,000. The increased telephone expense was a result of adding several additional phone lines to utilize the features of the new phone system installed in 1996. In 1995, the $146,000, or 26.7%, increase was due to significant supply purchases that were necessary as a result of the name change to Heritage in addition to any supplies with the former name being written off. Additionally, there was a significant increase in the cost of paper in 1995 versus 1994.

Professional fees and outside services include legal expenses, examination fees, and consulting fees. The total expense was $1,011,000 in 1996, $954,000 in 1995, and $749,000 in 1994. The $57,000, or 6.0%, increase in 1996 compared to
1995 was primarily the result of a $101,000 increase in legal and consulting costs for various corporate and operational matters. These costs were offset by a decrease in examination fees of $49,000 in 1996 compared to 1995. In 1995, the $205,000, or 27.4%, increase was primarily due to outside consulting that was related to, but not directly attributable to the merger with Bankers' Financial Services Corporation.

Marketing and advertising costs increased $283,000, or 248.3%, to $397,000 in 1996 compared to $114,000 in 1995. Extensive marketing programs were initiated in 1996 to attempt to gain additional market share. Expenses related to outside consulting costs for development of a marketing plan, market research costs, and a significant increase in the amount of direct advertising. Total expenses decreased $90,000, or 44.1%, in 1995 compared to 1994.

Federal deposit insurance premiums were $2,000 in 1996 compared to $294,000 and $573,000 in 1995 and 1994, respectively. FDIC insurance premiums are applied to all financial institutions based on a risk-based premium assessment system. Under this system, bank strength is based on three factors: 1) asset quality,
2) capital strength, and 3) management. Premium assessments are then assigned based on the institutions overall rating, with the stronger institutions paying lower rates. The FDIC restructured its assessment schedule in 1995, after the Bank Insurance Fund (BIF) was determined to be adequately funded. The assessment for 1996 was the statutory minimum of $2,000. In 1995, the Bank was assessed at $.04 per $100 of deposits, down from $.23 in 1994. Total savings in 1996 compared to 1995 were $292,000, or 99.3%. On September 30, 1996, President Clinton signed into law the Omnibus spending bill which includes provisions for assessing BIF and Savings Association Insurance Fund (SAIF) insured institutions in preparation for merging the two funds. The assessment schedule defines a rate of 1.29 basis points for the years 1997 to 2000 and 2.43 basis points for the years 2000 to 2017. Based on current levels of deposits and capitalization ratios, the Corporation is estimating $32,000 in premiums for 1997.

Other expenses increased $63,000, or 7.9%, during 1996 and $26,000, or 3.4%, in 1995. The Corporation contracts with a third party for indirect auto loans, which increased 63.0% in 1996 compared to 1995. As a result, third party dealer processing costs increased by $57,000, or 90.4%, and was the primary reason other expenses increased.

Federal Income Taxes

The provision for income taxes in 1996 was $1,995,000 compared $1,554,000 in 1995. The effective tax rate, which is the ratio of income tax expense to income, before income taxes, was 28.6% in 1996, down from 31.3% in 1995. The tax rate for both periods was less than the federal statutory rate of 34% primarily due to tax-exempt securities and loan income. The effective tax rate for 1995 was artificially high by 2.23% because of merger and restructuring expenses totalling $325,000 that were deemed non-deductible. The effective tax rate for 1996 was comparative to the 28.5% in 1994. Please refer to Note 11 of the Notes to Consolidated Financial Statements included as part of this report for further analysis of federal income tax expense for 1996.

                            HERITAGE BANCORP, INC.

Table 6 - Quarterly Results of Operations

                                                                                     Quarter Ended
                                                         --------------------------------------------------------------------
 (in thousands, except per share data)                      March 31           June 30        September 30       December 31
                                                         --------------    --------------    --------------    --------------
                       1996
                       ----
Interest income .......................................   $      5,705      $      5,849      $      6,065      $     6,309
Interest expense ......................................         (2,074)           (2,112)           (2,251)          (2,408)
                                                         --------------    --------------    --------------    --------------
   Net interest income ................................          3,631             3,737             3,814            3,901
Provision for loan losses .............................            (45)              (45)              (45)             (45)
Securities gains (losses) .............................              0                 0                 0                0
Other income ..........................................            487               457               500              679
Other expenses ........................................         (2,410)           (2,415)           (2,480)          (2,746)
                                                         --------------    --------------    --------------    --------------
   Income before income taxes .........................          1,663             1,734             1,789            1,789
Income taxes ..........................................           (482)             (503)             (515)            (495)
                                                         --------------    --------------    --------------    --------------

   Net income .........................................   $      1,181      $      1,231      $      1,274      $     1,294
                                                         ==============    ==============    ==============    ==============
   Primary earnings per common share ..................   $       0.49      $       0.51      $       0.53      $      0.54
                                                         ==============    ==============    ==============    ==============

                                                                                     Quarter Ended
                                                         --------------------------------------------------------------------
                                                            March 31           June 30        September 30       December 31
                                                         --------------    --------------    --------------    --------------
                        1995
                        ----
Interest income .......................................   $      5,727      $      5,844      $      5,859      $      5,800
Interest expense ......................................         (2,127)           (2,206)           (2,248)           (2,196)
                                                         --------------    --------------    --------------    --------------
   Net interest income ................................          3,600             3,638             3,611             3,604
Provision for loan losses .............................           (130)              (70)              (65)              (45)
Securities gains (losses) .............................              5                 1               (13)               (3)
Other income ..........................................            453               360               395               549
Other expenses ........................................         (3,127)           (3,248)           (2,295)           (2,257)
                                                         --------------    --------------    --------------    --------------
   Income before income taxes .........................            801               681             1,633             1,848
Income taxes ..........................................           (215)             (183)             (470)             (686)
                                                         --------------    --------------    --------------    --------------

   Net income .........................................   $        586      $        498      $      1,163      $      1,162
                                                         ==============    ==============    ==============    ==============
   Primary earnings per common share ..................   $       0.24      $       0.20      $       0.47      $       0.47
                                                         ==============    ==============    ==============    ==============


Note: Included in other expenses in 1995 were merger and restructuring expenses related to the business combination with Bankers' Financial Services totalling $495,000 and $583,000 for the first and second quarters, respectively.

                            HERITAGE BANCORP, INC.

                              FINANCIAL CONDITION

The Corporation's financial condition can be evaluated in terms of trends in its sources and uses of funds. Table 7 illustrates how the Corporation has managed its sources and uses of funds which are directly affected by outside economic factors, such as interest rate fluctuations.

Table 7 - Sources and Uses of Funds

                                           1996         Increase/(Decrease)        1995         Increase/(Decrease)        1994
                                          Average    ------------------------     Average    ------------------------     Average
(in thousands)                            Balance       Amount         %          Balance      Amount         %           Balance
                                        -----------  -----------  -----------   -----------  -----------  -----------   -----------
Funding uses:
      Loans:
         Commercial ...................  $  82,379    $  3,228        4.08 %      $ 79,151     $ (3,813)     (4.60) %    $  82,964
         Mortgage .....................     64,676       3,077        5.00          61,599        1,792       3.00          59,807
         Consumer .....................     40,643       4,052       11.07          36,591        3,223       9.66          33,368
                                        -----------  -----------                -----------  -----------                -----------
                                           187,698      10,357        5.84         177,341        1,202       0.68         176,139
         Less loan loss reserve .......     (3,219)        (62)       1.96          (3,157)        (461)     17.10          (2,696)
                                        -----------  -----------                -----------  -----------                -----------
                                           184,479      10,295        5.91         174,184          741       0.43         173,443
      Securities:
         Taxable ......................     97,838      (3,285)      (3.25)        101,123       (2,344)     (2.27)        103,467
         Tax-exempt ...................     14,851       6,922       87.30           7,929          (31)     (0.39)          7,960
                                        -----------  -----------                -----------  -----------                -----------
                                           112,689       3,637        3.34         109,052       (2,375)     (2.13)        111,427
      Funds sold ......................        205         (45)     (18.00)            250       (2,100)    (89.36)          2,350
                                        -----------  -----------                -----------  -----------                -----------
                                           112,894       3,592        3.29         109,302       (4,475)     (3.93)        113,777
                                        -----------  -----------                -----------  -----------                -----------

         Total uses ...................  $ 297,373    $ 13,887        4.90 %     $ 283,486     $ (3,734)     (1.30) %    $ 287,220
                                        ===========  ===========                ===========  ===========                ===========


Funding sources:
   Deposits and funds borrowed:
      Deposits:
         Demand .......................  $  30,526    $   1,709       5.93 %     $  28,817    $     (76)     (0.26) %    $  28,893
         Interest bearing demand ......     27,849       (1,676)     (5.68)         29,525       (1,824)     (5.82)         31,349
         Savings ......................     93,153         (691)     (0.74)         93,844       (6,466)     (6.45)        100,310
         Time under $100,000 ..........     96,112        2,701       2.89          93,411        1,988       2.17          91,423
                                        -----------  -----------                -----------  -----------                -----------
            Total core deposits .......    247,640        2,043       0.83         245,597       (6,378)     (2.53)        251,975
         Time over $100,000 ...........      5,358          239       4.67           5,119          794      18.36           4,325
                                        -----------  -----------                -----------  -----------                -----------
            Total deposits ............    252,998        2,282       0.91         250,716       (5,584)     (2.18)        256,300
                                        -----------  -----------                -----------  -----------                -----------
      Funds borrowed:
         Short-term ...................     17,627        8,945     103.03           8,682        2,762      46.66           5,920
         Long-term ....................      4,860          410       9.21           4,450       (1,854)    (29.41)          6,304
                                        -----------  -----------                -----------  -----------                -----------
            Total funds borrowed ......     22,487        9,355      71.24          13,132          908       7.43          12,224
                                        -----------  -----------                -----------  -----------                -----------
            Total deposits and funds
               borrowed ...............    275,485       11,637       4.41         263,848       (4,676)     (1.74)        268,524
   Other sources, net .................     21,888        2,250      11.46          19,638          942       5.04          18,696
                                        -----------  -----------                -----------  -----------                -----------

         Total sources ................  $ 297,373    $  13,887       4.90 %     $ 283,486    $  (3,734)     (1.30) %    $ 287,220
                                        ===========  ===========                ===========  ===========                ===========


Note: Other sources, net, include noninterest bearing liabilities and stockholders' equity less noninterest earning assets.

                            HERITAGE BANCORP, INC.

Loans Receivable

Average loans receivable, net of loan reserves, increased $10,295,000, or 5.9%, in 1996 compared to an increase of $741,000, or .4%, in 1995. The increase in loans was directly attributable to increased marketing efforts, favorable economic conditions in our market area, and competitive pricing. Management expects this trend to continue into 1997 due to an interest rate environment that appears to be relatively stable.

The Corporation began selling mortgages in the secondary market through Freddie Mac in December 1993 in order to become more competitive in fixed rate, long-term mortgages. The benefits of selling these mortgages include increased fee income and decreased interest rate risk. The average loans sold for the year ended December 31, 1996 was $5,214,000, an increase of $2,331,000, or 80.9% over the average balance for 1995.

Consumer loans include credit card borrowings, personal lines of credit, installment loans, and home equity loans to individuals. These loans can be either secured or unsecured and are generally used for purposes such as automobile financing, home improvement, recreational loans, and educational purposes. The Corporation contracts with a third party dealer for indirect auto lending that is currently working with 20 dealerships in our marketplace.

Table 8 - Loan Portfolio


 (in thousands)                                        1996              1995             1994            1993             1992
                                                   -------------    -------------    -------------    -------------    -------------

Commercial, financial and agricultural ..........   $   95,135       $   75,378       $   82,201       $   86,388       $   79,930
Real estate - mortgage and construction .........       68,102           62,018           64,264           59,546           56,062
Consumer:
   Installment ..................................        6,503           20,342           19,606           15,550           15,023
   Personal lines of credit .....................        9,441           10,205           10,348           10,061            9,128
   Student loans ................................        6,979            5,900            5,209            4,594            4,440
   Credit cards .................................        2,907            2,433            2,346            2,258            2,460
                                                   -------------    -------------    -------------    -------------    -------------
                                                        45,830           38,880           37,509           32,463           31,051
                                                   -------------    -------------    -------------    -------------    -------------

Total loans .....................................   $  209,067       $  176,276       $  183,974       $  178,397       $  167,043
                                                   =============    =============    =============    =============    =============



Table 9 - Loan Maturities

                                                                   December 31, 1996
                                                   ----------------------------------------------------------------
                                                                      After One
                                                       Within         But Within        After
(in thousands)                                        One Year        Five Years      Five Years         Total
                                                   -------------    -------------    -------------    -------------
Commercial ......................................   $   19,525       $   41,753       $   33,857       $   95,135
                                                   =============    =============    =============    =============
Maturing after one year:
   Fixed interest rates .........................                    $    8,246       $    2,349
   Variable interest rates ......................                        33,507           31,508
                                                                    -------------    -------------
      Total .....................................                    $   41,753       $   33,857
                                                                    =============    =============

Note:  Excludes residential mortgages and consumer loans.

Nonperforming Loans

Table 10 reflects the Corporation's nonaccrual, past due, and restructured loans for each of the past five years. A loan is generally placed on nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on nonaccrual status if it is in the process of collection and is either guaranteed or well secured. Potential problem loans not included in Table 10, which management has identified through its analysis of the portfolio credit quality, totalled $329,000 and $0 at December 31, 1996 and 1995, respectively. The related allowance for loan losses was $60,000 and $0 for December 31, 1996 and 1995, respectively.

                            HERITAGE BANCORP, INC.

Table 10 - Nonperforming Loans


 (in thousands)                                      1996             1995           1994             1993           1992
                                                 -------------   -------------   -------------   -------------   -------------
Loans on nonaccrual (cash basis) ...............   $     893       $   1,327       $   1,581      $      953       $   1,224
Accruing loans past due 90+ days ...............         273           1,610             742             644             658
Restructured loans .............................           0               0               0               0               0
                                                 -------------   -------------   -------------   -------------   -------------
   Total nonperforming loans ...................   $   1,166       $   2,937       $   2,323      $    1,597       $   1,882
                                                 =============   =============   =============   =============   =============

Ratio of nonperforming loans to average
   net loans outstanding .......................        0.63 %          1.69 %          1.34 %          0.94 %          1.26 %
                                                 =============   =============   =============   =============   =============



Table 11 - Nonaccrual and Restructured Loans - Related Information


 (in thousands)                                      1996            1995            1994            1993            1992
                                                 -------------   -------------   -------------   -------------   -------------
Interest income that would have been
   recorded under original terms ...............  $       81      $      136      $      132       $       81      $       96
Interest income recorded during the period .....          60              37              80               73              89
Commitments to  lend additional funds ..........           0               0               0                0               0

Allowance for Loan Losses

The amount charged to operations and the related balance in the allowance for loan losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including, but not limited to, current economic conditions, loan portfolio composition, prior loan loss experience, trends in portfolio volume, and management's estimation of future potential losses. Management believes that the allowance for loan losses is adequate. Table 12 is an analysis of the allowance for loan losses for the past five years.

Table 12 - Summary of Loan Loss Experience


 (in thousands)                                      1996            1995            1994            1993            1992
                                                 -------------   -------------   -------------   -------------   -------------

Average loans outstanding, net .................  $   184,479     $   174,184     $   173,443     $   170,246     $   148,930
                                                 =============   =============   =============   =============   =============
Allowance for loan losses, January 1 ...........  $     3,209     $     3,012     $     2,453     $     1,800     $     1,529
Losses charged to the allowance:
   Commercial, financial and agricultural ......          407              61              80              93             354
   Real estate - mortgage and construction .....           15               0              52              11               0
   Consumer ....................................          125             122              76              68             122
                                                 -------------   -------------   -------------   -------------   -------------
                                                          547             183             208             172             476
                                                 -------------   -------------   -------------   -------------   -------------
Recoveries credited to the allowance:
   Commercial, financial and agricultural ......          174              44             126              33              31
   Real estate - mortgage and construction .....            5               0               2               0               0
   Consumer ....................................           50              26              17              28              39
                                                 -------------   -------------   -------------   -------------   -------------
                                                          229              70             145              61              70
                                                 -------------   -------------   -------------   -------------   -------------
Net charge-offs ................................         (318)           (113)            (63)           (111)           (406)
Provision for loan losses ......................          180             310             622             764             677
                                                 -------------   -------------   -------------   -------------   -------------
Allowance for loan losses, December 31 .........  $     3,071     $     3,209     $     3,012     $     2,453     $     1,800
                                                 =============   =============   =============   =============   =============
Ratio of net charge-offs to average loan
   outstanding .................................        0.17 %          0.06 %          0.04 %          0.07 %          0.27 %
                                                 =============   =============   =============   =============   =============

                            HERITAGE BANCORP, INC.

The increase in charge-offs in 1996 of $364,000 was primarily due to charging off $350,000 on two commercial loans that were on nonaccrual in 1995. As of year-end 1996, management does not believe that there will be significant charge-offs to any individual loans currently outstanding during 1997.

The specific allocations of the allowance for loan losses to any particular category of the loan portfolio may prove excessive or inadequate and therefore be allocated to/from another category in the future. Table 13 reflects the allocations of the allowance for loan losses for each of the past five years. The increase in the unallocated category for 1996 is due to an improvement in the credit quality of the portfolio.

Table 13 - Allocation of the Allowance for Loan Losses


                                     1996                 1995                 1994                 1993                 1992
                              ------------------   ------------------   ------------------   ------------------   ------------------
                                           % of                 % of                 % of                % of                 % of
 (in thousands)                Amount     Loans     Amount     Loans     Amount     Loans     Amount    Loans      Amount    Loans
                              --------  --------   --------  --------   --------  --------   --------  --------   --------  --------

Commercial ................    $   746   45.50 %    $ 1,148   42.76 %    $ 1,094    44.68 %   $   854   48.42 %    $   782   47.85 %
Real estate mortgages .....         75   32.57          133   35.18          138    34.93         140    33.38         105    33.56
Consumer ..................        170   21.93          201   22.06          194    20.39         220    18.20         220    18.59
Unallocated ...............      2,080    N/A         1,727    N/A         1,586     N/A        1,239     N/A          693     N/A
                              --------             --------             --------             --------             --------
                               $ 3,071  100.00 %    $ 3,209  100.00 %    $ 3,012   100.00 %   $ 2,453   100.00 %   $ 1,800  100.00 %
                              ========             ========             ========             ========             ========

Highly leveraged transactions (HLT's) generally include loans and commitments made in connection with recapitalizations, acquisitions, and leveraged buyouts, and result in the borrower's debt-to-total assets ratio exceeding 75%. The Corporation had no loans at December 31, 1996 that qualified as HLT's.

Securities

The Corporation's securities portfolio is classified as either "held to maturity" or "available for sale". Securities classified as held to maturity are carried at amortized cost and are those securities that the Corporation has both the intent and ability to hold to maturity. Securities classified as available for sale, which are those securities that the Corporation intends to hold for an indefinite amount of time, but not necessarily to maturity, are carried at fair value with the unrealized holding gains or losses, net of taxes, reported as a component of the Corporation's stockholders' equity on the balance sheet.

A total of $19,460,000 of securities with a fair value of $19,717,000 was designated as held to maturity by the Corporation at December 31, 1996. The Corporation included all of its U.S. Treasury securities and state and political subdivisions purchased prior to October 1995 in this category. Securities with a carrying value of $95,222,000 were designated as available for sale as of December 31, 1996. This category includes: U.S. Government Agencies obligations, state and political subdivisions purchased after September 30, 1995, other debt securities, equity securities, and mortgage-backed securities. In 1995, the Corporation revised its policy to allow management to classify security purchases on an individual basis. For years beginning in 1997, the Corporation will classify almost all new purchases of securities as available for sale in order to allow for greater flexibility in the investment portfolio.

The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Average investments, including federal funds sold, increased $3,592,000, or 3.3% in 1996 compared to 1995. In prior years, the Corporation increased investment activity when there were excess funds available. In 1996, the Corporation utilized an increase amount of short-term, variable rate borrowings from the Federal Home Loan Bank to match fund the loan growth. This provided additional core deposits for management to use in the investment portfolio.

Table 15 sets forth the maturities and the weighted average yields of securities by contractual maturities or call dates at December 31, 1996. Mortgage-backed securities with contractual maturities after ten years from December 31, 1996, feature regular repayments of principal and average lives of three to seven years.

                            HERITAGE BANCORP, INC.

Table 14 - Securities


 (in thousands)                                              1996                1995                1994
                                                         -------------       -------------       -------------

Held to maturity:
   U.S. Treasury ................................         $    11,873         $    18,149         $    18,268
   State and municipal ..........................               7,587               8,046               5,038
   U.S. Government corporate and agency .........                   0                   0                 500
                                                         -------------       -------------       -------------

      Total held to maturity securities .........         $    19,460         $    26,195         $    23,806
                                                         =============       =============       =============

Available for sale:
   U.S. Treasury ................................         $         0         $         0         $     1,660
   State and municipal ..........................              10,398               3,128               2,958
   U.S. Government corporate and agency .........               7,245               7,473               4,509
   Other ........................................               1,116               1,142               1,437
   Equity securities ............................               5,602               4,006               3,699
   Mortgage-backed securities:
      GNMA ......................................              15,365              16,405              17,466
      SBA .......................................              13,784              14,073              15,609
      FNMA ......................................              20,426              21,496              20,681
      FHLMC .....................................              21,286              14,904              18,206
                                                         -------------       -------------       -------------
                                                               70,861              66,878              71,962
                                                         -------------       -------------       -------------
      Total available for sale securities .......         $    95,222         $    82,627         $    86,225
                                                         =============       =============       =============

Table 15 - Analysis of Securities

                                                              After One Year           After Five Years
                                      Within One Year        Within Five Years         Within Ten Years        After Ten Years
                                 -----------------------  -----------------------  -----------------------  -----------------------
 (in thousands)                   Principal     Yield      Principal     Yield      Principal     Yield      Principal     Yield
                                 ----------- -----------  ----------- -----------  ----------- -----------  ----------- -----------
Held to maturity:
  U.S. Treasury ...............   $   3,457        6.40 %  $   8,416        6.16 %  $       0           0 %  $       0           0 %
  State and municipal .........       1,209        7.04        3,291        6.85        1,147        9.43        1,940        9.34
                                 -----------              -----------              -----------              -----------
                                      4,666                   11,707                    1,147                    1,940

Available for sale:
  State and municipal .........           0           0        7,642        7.84        2,756        8.03            0           0
  U.S. Government corporate
     and agency ...............       1,181        4.70        3,018        5.64        3,046        6.13            0           0
  Other .......................       1,017        7.59            0           0            0           0           99        7.36
  Mortgage-backed securities...           0           0        4,802        6.10          280        6.73       65,779        6.71
                                 -----------              -----------              -----------              -----------
                                      2,198                   15,462                    6,082                   65,878
                                 -----------              -----------              -----------              -----------

                                  $   6,864        6.40 %  $  27,169        6.65 %  $   7,229        7.40 %  $  67,818        6.79 %
                                 =========== ===========  =========== ===========  =========== ===========  =========== ===========


Note: Yields on tax-exempt securities are adjusted on a tax-equivalent basis.

                            HERITAGE BANCORP, INC.

Deposits

The Corporation's primary source of funds continues to be core deposit accounts which include both interest and noninterest bearing demand, savings, and time deposits under $100,000. Core deposits increased an average of $2,043,000, or
 .8%, in 1996 compared to a decrease of $6,378,000, or 2.5%, in 1995. The largest category of core deposits and the primary source of funds continues to be time deposits under $100,000. This category includes certificates of deposit, which allow customers to invest their funds at selected maturity ranges from three months to six years, individual retirement accounts, and the Bank's VIP savings account which provides slightly higher interest rates. The average balance of these funds increased $2,701,000, or 2.9%, in 1996 and $1,988,000, or 2.2%, in 1995.

Interest bearing demand accounts, consisting of N.O.W. accounts, decreased $1,676,000, or 5.7%, in 1996 and decreased $1,824,000, or 5.8%, in 1995.
Management believes that these declines are the result of consumers looking for a higher return on their deposits, as evidenced by the shift of money to our higher yielding time deposit products.

Table 16 - Average Deposits and Average Rates by Major Classification


                                                     1996                        1995                        1994
                                           ------------------------    ------------------------    ------------------------
 (in thousands)                               Amount        Rate          Amount        Rate          Amount        Rate
                                           -----------   ----------    -----------   ----------    -----------   ----------

Interest bearing demand deposits ......     $  27,849         1.68 %    $  29,525         2.33 %    $  31,349         2.15 %
Savings deposits ......................        93,153         2.53         93,844         2.89        100,310         2.40
Time deposits .........................       101,470         4.71         98,530         4.66         95,748         3.70
Demand deposits .......................        30,526                      28,817                      28,893
                                           -----------                 -----------                 -----------

   Total ..............................     $ 252,998                   $ 250,716                   $ 256,300
                                           ===========                 ===========                 ===========

Table 17 - Maturities of Time Deposits of $100,000 or More


                                                           December 31, 1996
                                             -------------------------------------------
                                                 Time           Other
 (in thousands)                                  CD's           Time          Total
                                             ------------   ------------   ------------

Three months or less .....................    $    4,536     $      914     $    5,450
Over three months through six months .....         1,217            232          1,449
Over six months through twelve months ....           911            217          1,128
Over twelve months .......................         1,225            169          1,394
                                             ------------   ------------   ------------

   Total .................................    $    7,889     $    1,532     $    9,421
                                             ============   ============   ============

Short-Term and Term Borrowings

Borrowed funds are utilized when timing differences occur between the purchase of new assets and the maturity of existing assets. Management also uses borrowings as an asset/liability tool to match the repricing characteristics of certain earning assets, allowing for core funds to be used for additional loan volume or security purchases.

Table 18 - Borrowed Funds


(in thousands)                                             1996              1995
                                                       ------------      ------------
Securities sold under agreements to repurchase .....    $   15,952        $      335
Other short-term borrowings ........................             0             5,200
                                                       ------------      ------------
                                                            15,952             5,535
Federal Home Loan Bank term borrowings .............        29,450             4,450
                                                       ------------      ------------
                                                        $   45,402        $    9,985
                                                       ============      ============

                            HERITAGE BANCORP, INC.

The Corporation has an arrangement with the Federal Home Loan Bank (FHLB) which allows for borrowings up to a percentage of qualifying assets. At December 31, 1996 and 1995 the Corporation had a maximum borrowing capacity of $138,784,000 and $125,030,000, respectively. Borrowings from the FHLB include a flexible line of credit, repurchase agreements, and term borrowings.

Information concerning securities sold under agreements to repurchase is summarized as follows at December 31,:


(in thousands)                                                                        1996                   1995
                                                                                 ----------------       ----------------
Average balance during the year ..................................                    $   16,307             $    1,329
Average interest rate during the year ...........................                           5.46 %                 5.69 %
Maximum month-end balance during the year ................                                39,400                  7,500



Securities sold under agreements to repurchase generally mature within 14 days from the transaction date. The securities underlying the agreements were under the Corporation's control.

Advances on the flexible line of credit from the FHLB at December 31, 1996 and 1995 were $0 and $5,200,000, respectively. The interest rate paid on these funds on December 31, 1995 was 6.05%.

Term borrowings are term funds from the Federal Home Loan Bank under various notes. An aggregate of $4,450,000 in term borrowings carry an average fixed rate of interest of 5.64% and mature in 1998. The remaining $25,000,000 in term funds matures in 2001 and has a fixed rate of interest of 4.92%. This note has a convertible option which allows the FHLB, at quarterly intervals, to change the note to an adjustable-rate advance at three-month LIBOR plus 8 basis points (5.64% at December 31, 1996). The option also allows the Corporation to put the funds back to the FHLB at no charge at the same quarterly intervals.

Capital Requirements/Ratios

The Corporation places a significant emphasis on maintaining an extremely strong capital base. The capital resources of the Corporation consist of two major components of regulatory capital, stockholders' equity and the allowance for loan losses. The Corporation's capital maintained steady growth during 1996.

Current capital guidelines, issued by federal regulatory authorities require both banks and bank holding companies to meet minimum risk-based capital ratios in an effort to make regulatory capital more responsive to the risk exposures related to a bank's on and off balance sheet items.

Risk-based capital guidelines re-define the components of capital, categorize assets into risk classes, and include certain off-balance sheet items in the calculation of capital requirements. The components of risk-based capital are segregated as Tier I and Tier II capital. Tier I capital is composed of total stockholders' equity reduced by goodwill and other intangible assets. Tier II capital is comprised of the allowance for loan losses and any qualifying debt obligations. Regulators also have adopted minimum requirements of 4% of Tier I capital and 8% of risk-adjusted assets in total capital.

The Corporation is also subject to leverage capital requirements. This requirement compares capital (using the definition of Tier 1 capital) to total balance sheet assets and is intended to supplement the risk-based capital ratio in measuring capital adequacy. The guidelines set a minimum leverage ratio of 3% for institutions that are highly rated in terms of safety and soundness, and which are not experiencing or anticipating any significant growth. Other institutions are expected to maintain capital levels of at least 1% or 2% above the minimum. As of December 31, 1996 the Corporation had a leverage ratio of 12.56%.

                            HERITAGE BANCORP, INC.

Table 19 - Capital Ratios


                                                                                               December 31,
                                                                            ----------------------------------------------------
 (in thousands)                                                                 1996                1995                1994
                                                                            -------------       ------------       -------------
Tier I
   Common stockholders' equity ...................................           $    39,686        $    37,432         $    36,812
Tier II
   Allowable portion of allowance for loan losses ................                 2,647              2,255               2,281
                                                                            -------------       ------------       -------------

Risk-based capital ...............................................           $    42,333        $    39,687         $    39,093
                                                                            =============       ============       =============

Risk adjusted assets (including off-balance-sheet exposures) .....           $   211,362         $  180,362          $  182,481
                                                                            =============       ============       =============


Tier I risk-based capital ratio ..................................                 18.78%             20.75%              20.17%
Total risk-based capital ratio ...................................                 20.03              22.00               21.42
Leverage ratio ...................................................                 12.56              12.36               12.02


Note: Any unrealized appreciation and depreciation on securities available for sale was excluded from regulatory capital computations of risk-based capital and leverage ratios.

Capital Analysis

On May 24, 1996, the Corporation issued a 5-for-4 stock split in the form of a 25% stock dividend. Accordingly, issued shares of common stock increased 499,879 shares and a transfer of $2,499,000, representing the par value of additional shares issued, was made to the common stock account. In order to effect this transfer, the Corporation capitalized $2,500,000 in retained earnings to surplus.

During 1996, the Corporation paid cash dividends to its stockholders amounting to $2,060,000 compared to $1,766,000 in 1995. On a per share basis, dividends for 1996 increased 19.4% to $.86 from $.72 in 1995. The indicated rate for 1997 is $.96 per share, representing an 11.6% increase over 1996 dividends.

Stockholders' equity is adjusted for the effect of unrealized appreciation or depreciation, net of tax, on securities classified available for sale. At December 31, 1996 and 1995, stockholders' equity included $395,000 and $584,000, respectively, in unrealized appreciation.

The return on average equity increased to 12.98% from 9.29% in 1995. Without merger and restructuring costs in 1995, return on average equity would have been 11.53%.

Table 20 - Capital Analysis


                                                                                      Relationship Between Signficant
                                                                                              Financial Ratios
                                                                            ----------------------------------------------------
                                                                                 1996                1995               1994
                                                                            --------------       ------------       ------------
Return on average equity .........................................                12.98%              9.29%             10.47%
Earnings retained ................................................                58.43              48.11              57.38
Internal capital growth  .........................................                 7.58               4.47               6.01
Change in average assets .........................................                 4.35              (1.15)              3.78
Equity to average assets .........................................                12.15              12.12              11.57
Growth in average equity .........................................                 4.57               3.55               5.71

Note - Internal capital growth is equal to return on average equity multiplied by earnings retained.

                            HERITAGE BANCORP, INC.

Interest Rate Sensitivity

Interest rate sensitivity is a function of repricing characteristics of the Corporation's assets and liabilities. Each asset and liability reprices either at maturity or during the life of the instrument. Interest rate sensitivity is measured as the difference between the volume of assets and liabilities that are subject to repricing at a future period of time. These differences are known as interest sensitivity gaps.

The principal objectives of asset/liability management are to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Several techniques are used for measuring interest rate sensitivity. The traditional maturity "gap" analysis, which reflects the volume difference between interest rate sensitive assets and liabilities during a given time period, is reviewed regularly by management. A positive gap occurs when the amount of interest sensitive assets exceeds interest sensitive liabilities. This position would contribute positively to net income in a rising interest rate environment. Conversely, if the balance sheet has more liabilities repricing than assets, the balance sheet is liability sensitive or negatively gapped. Management continues to monitor sensitivity in order to avoid overexposure to changing interest rates.

Another way management reviews its interest sensitivity position is through "simulation". In simulation, the Corporation projects future net interest streams in light of the current gap position. Various interest rate scenarios are used to measure levels of interest income associated with potential changes in our operating environment. Management cannot predict the direction of interest rates or how the mix of assets and liabilities will change. The use of this information will help formulate strategies to minimize the unfavorable effect on net interest income caused by interest rate changes.

Limitations of gap analysis in the following gap schedule include: 1) assets and liabilities which contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent; 2) changes in market interest rates do not affect all assets and liabilities to the same extent or at the same time, and 3) interest rate gaps reflect the Corporation's position on a single day (December 31, 1996 in the case of Table 21) while the Corporation continually adjusts its interest sensitivity throughout the year.

Table 21 - Gap Analysis

                                                                                      Six to
                                                      Three          Three to         Twelve        One to Five    Over Five
(in thousands)                                        Months         Six Months       Months           Years          Years
                                                    -----------    ------------     ------------    -----------    ------------
Interest earning assets:
   Loans .....................................      $   82,970      $    6,041       $   12,152     $   72,538      $   35,175
   Securities:
      Held to maturity .......................           2,656           1,001            1,009         11,707           3,087
      Available for sale .....................          48,723           9,919            7,829          7,576          21,175
                                                    -----------    ------------     ------------    -----------    ------------
   Total interest bearing assets .............         134,349          16,961           20,990         91,821          59,437

Interest bearing liabilities:
   Interest bearing demand deposits ..........           1,349           1,349            1,349         14,838           8,092
   Savings deposits ..........................          44,816           1,966            1,966         23,598          19,102
   Time deposits .............................          42,734          19,100           18,766         23,741              20
   Short-term borrowings .....................          15,952               0                0              0               0
   Long-term borrowings ......................          25,000               0                0          4,450               0
                                                    -----------    ------------     ------------    -----------    ------------
   Total interest bearing liabilities ........         129,851          22,415           22,081         66,627          27,214
                                                    -----------    ------------     ------------    -----------    ------------
Interest sensitivity gap .....................      $    4,498      $   (5,454)      $   (1,091)    $   25,194      $   32,223
                                                    ===========    ============     ============    ===========    ============
Cumulative sensitivity gap ...................      $    4,498     $      (956)      $   (2,047)    $   23,147      $   55,370
                                                    ===========    ============     ============    ===========    ============

                            HERITAGE BANCORP, INC.

The Corporation's asset/liability reporting format incorporates interest bearing demand deposits and savings deposits as rate sensitive in various time frames to account for the fact that a change in interest rates will not affect the rates paid on these products as it would to products more closely tied to a market index, such as variable rate commercial loans tied to prime.

As of December 31, 1996 the gap analysis would indicate that net income would not be significantly influenced by small fluctuations in interest rates, either up or down. However, market rates on interest bearing demand deposits and savings deposits are currently very low, and management feels that it would be unlikely that these rates could be reduced significantly. Conversely, the rate sensitivity of these liabilities will increase in a rising rate environment due to market competition until rates return to per-1992 levels (approximately 5% for savings and demand deposits). In 1996, management maintained a level of interest rate risk that was well below internally established acceptable level of risk.

Liquidity

Liquidity management involves meeting the funds flow requirements of customers who may either be depositors wanting to withdraw funds, or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets consist of vault cash, securities available for sale, and maturities of earning assets.

The Corporation's principal source of asset liquidity is the securities portfolio. As disclosed in Note 4 of the Consolidated Financial Statements, the carrying value of securities maturing in less than one year equals $6,864,000. In addition to those maturities, the Corporation receives monthly principal repayments on agencies and mortgage-backed securities, which totalled $10,404,000 in 1996.

Other sources of funds are principal paydowns and maturities in the loan portfolio. The loan maturity schedule (Table 9) illustrates the maturities of commercial loans. Liquidity can also be managed by maintaining a capability to borrow funds. The Corporation has arranged for short-term borrowings through the Federal Home Loan Bank, as discussed in the Short-Term Borrowings section of this report.

Effects of Inflation

The majority of assets and liabilities of a financial institution are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. The precise impact of inflation upon the Corporation is difficult to measure. Inflation may affect the borrowing needs of consumers, thereby impacting the growth rate of the Corporation's assets. Inflation may also affect the general level of interest rates, which can have a direct bearing on the Corporation.

Management believes the most significant impact on financial results is the Corporation's ability to react to changes in interest rates. As discussed previously, management is attempting to maintain an essentially balanced position between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations.

                            HERITAGE BANCORP, INC.

Item 8.   Financial Statements and Supplementary Data

  The following audited consolidated financial statements and documents are set forth in this Annual Report on Form 10-K on the following pages:

                                                                      Page
                                                                      ----
Heritage Bancorp Inc. and Subsidiary
  Consolidated Balance Sheets.......................................    28
  Consolidated Statements of Income.................................    29
  Consolidated Statements of Stockholders' Equity...................    30
  Consolidated Statements of Cash Flows.............................    31
  Notes to Consolidated Financial Statements........................    32
Management's Statement of Responsibility for Financial Information..    48
Independent Auditor's Report........................................    49

                     Heritage Bancorp, Inc. and Subsidiary
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995


(in thousands)                                                                               December 31,
                                                                                    -----------------------------
                                                                                        1996            1995
                                                                                    -------------    ------------
ASSETS
------
Cash and due from banks ........................................................    $      9,463     $    11,356

Securities:
   Held to maturity (fair value 1996 - $19,717;
      fair value 1995 - $26,786) ...............................................          19,460          26,195
   Available for sale ..........................................................          95,222          82,627
                                                                                    -------------    ------------
                                                                                         114,682         108,822
Loans receivable:
   Commercial, financial, and agricultural .....................................          95,135          75,378
   Real estate - mortgage and construction .....................................          68,102          62,018
   Consumer ....................................................................          45,830          38,880
                                                                                    -------------    ------------
                                                                                         209,067         176,276
Less: Unearned income ..........................................................            (354)           (909)
      Allowance for loan losses ................................................          (3,071)         (3,209)
                                                                                    -------------    ------------
   Net loans ...................................................................         205,642         172,158

Premises and equipment, net of accumulated depreciation ........................           5,331           5,380
Accrued income receivable and other ............................................           6,836           5,527
                                                                                    -------------    ------------
         Total assets ..........................................................      $  341,954      $  303,243
                                                                                    =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
   Deposits:
      Noninterest bearing ......................................................     $    31,458     $    30,400
      Interest bearing .........................................................         222,786         222,650
                                                                                    -------------    ------------
         Total deposits ........................................................         254,244         253,050

   Short-term borrowings .......................................................          15,952           5,535
   Term funds borrowed .........................................................          29,450           4,450
   Other liabilities ...........................................................           2,227           2,192
                                                                                    -------------    ------------
         Total liabilities .....................................................         301,873         265,227

Stockholders' Equity:
   Preferred stock, $25 par value; 10,000,000 shares authorized and unissued ...               0               0
   Common stock, $5 par value; authorized 10,000,000 shares
      issued 1996 - 2,501,052; 1995 - 2,001,173 shares .........................          12,505          10,006
   Surplus .....................................................................             668             660
   Retained earnings ...........................................................          28,474          28,064
   Treasury stock, at cost (1996- 100,791; 1995 - 55,527 shares) ...............          (1,961)         (1,298)
   Net unrealized appreciation on securities available for sale, net of tax                  395             584
                                                                                    -------------    ------------
      Total stockholders' equity ...............................................          40,081          38,016
                                                                                    -------------    ------------
         Total liabilities and stockholders' equity ............................      $  341,954      $  303,243
                                                                                    =============    ============

See accompanying notes to consolidated financial statements.

                     Heritage Bancorp, Inc. and Subsidiary
                       CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 1996, 1995 and 1994


(in thousands, except per share data)                                                 December 31,
                                                                    -----------------------------------------------
                                                                        1996            1995               1994
                                                                    -------------   -------------    --------------
Interest income:
   Loans, including fees .......................................     $    16,984     $    16,603       $    15,232
   Investment and mortgage-backed securities:
      Taxable ..................................................           6,123           6,188             5,435
      Tax-exempt ...............................................             810             424               388
   Other .......................................................              11              15               103
                                                                    -------------   -------------    --------------
         Total interest income .................................          23,928          23,230            21,158
                                                                    -------------   -------------    --------------
Interest expense:
   Deposits ....................................................           7,605           7,990             6,626
   Borrowings:
      Short-term ...............................................             968             531               280
      Long-term ................................................             272             256               361
                                                                    -------------   -------------    --------------
         Total interest expense ................................           8,845           8,777             7,267
                                                                    -------------   -------------    --------------
         Net interest income ...................................          15,083          14,453            13,891
Provision for loan losses ......................................             180             310               622
                                                                    -------------   -------------    --------------
         Net interest income after provision for loan losses ...          14,903          14,143            13,269

Other income:
   Trust department ............................................             781             683               587
   Service charges .............................................             670             679               687
   Other .......................................................             672             395               402
   Securities gains (losses)....................................               0             (10)              188
                                                                    -------------   -------------    --------------
         Total other income ....................................           2,123           1,747             1,864
                                                                    -------------   -------------    --------------
Other expenses:
   Salaries and employee benefits ..............................           5,115           4,978             5,033
   Occupancy, net ..............................................             855             897               897
   Equipment ...................................................             774             783               858
   Communications and supplies .................................             658             692               546
   Professional fees and outside services ......................           1,011             954               749
   Marketing and advertising ...................................             397             114               204
   Taxes other than income .....................................             383             344               317
   FDIC insurance premiums .....................................               2             294               573
   Merger ......................................................               0             687                 0
   Restructuring ...............................................               0             391                 0
   Other .......................................................             856             793               767
                                                                    -------------   -------------    --------------
         Total other expenses ..................................          10,051          10,927             9,944
                                                                    -------------   -------------    --------------
         Income before income taxes ............................           6,975           4,963             5,189
Federal income taxes ...........................................           1,995           1,554             1,477
                                                                    -------------   -------------    --------------
         Net income ............................................    $      4,980    $      3,409      $      3,712
                                                                    =============   =============    ==============
Per share data:
  Net income  ..................................................    $       2.08    $       1.38     $        1.50
                                                                    =============   =============    ==============

  Cash dividends................................................    $       0.86    $       0.72     $        0.67
                                                                    =============   =============    ==============

See accompanying notes to consolidated financial statements.

                     Heritage Bancorp, Inc. and Subsidiary
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1996, 1995 and 1994


                                                                                                          Net Unrealized
                                                                                                           Appreciation
                                                                                                          (Depreciation)
                                                                                                           on Securities
                                                     Common                      Retained     Treasury     Available for
(in thousands)                                        Stock        Surplus       Earnings       Stock          Sale         Total
                                                    ----------    ----------    ----------    ----------    ----------    ----------


Balance at January 1, 1994 .......................    $10,006      $    589       $24,294      $   (394)     $      0       $34,495
Adjustment to beginning balance for
   change in accounting method, net of taxes .....                                                                931           931
Cash paid in lieu of fractional shares ...........                                    (10)                                      (10)
Net income .......................................                                  3,712                                     3,712
Treasury stock issued ............................                       58                         129                         187
Cash dividends ...................................                                 (1,572)                                   (1,572)
Net change in unrealized depreciation on
   securities available for sale, net of taxes ...                                                             (2,165)       (2,165)
                                                    ----------    ----------    ----------    ----------    ----------    ----------
Balance at December 31, 1994 .....................     10,006           647        26,424          (265)       (1,234)       35,578
Cash paid in lieu of fractional shares ...........                                     (3)                                       (3)
Net income .......................................                                  3,409                                     3,409
Treasury stock acquired ..........................                                               (1,285)                     (1,285)
Treasury stock issued ............................                        3                         252                         255
Cash dividends ...................................                                 (1,766)                                   (1,766)
Tax benefit upon exercise of stock options .......                       10                                                      10
Net change in unrealized appreciation on
   securities available for sale, net of taxes ...                                                              1,818         1,818
                                                    ----------    ----------    ----------    ----------    ----------    ----------
Balance at December 31, 1995 .....................     10,006           660        28,064        (1,298)          584        38,016
5-for-4 stock split in the form of a 25% stock
   dividend ......................................      2,499        (2,499)                                                      0
Transfer from retained earnings ..................                    2,500        (2,500)                                        0
Cash paid in lieu of fractional shares ...........                                    (10)                                      (10)
Net income .......................................                                  4,980                                     4,980
Treasury stock acquired ..........................                                               (1,011)                     (1,011)
Treasury stock issued ............................                      (10)                        348                         338
Cash dividends ...................................                                 (2,060)                                   (2,060)
Tax benefit upon exercise of stock options ......                        17                                                      17
Net change in unrealized appreciation on
   securities available for sale, net of taxes ...                                                               (189)         (189)
                                                    ----------    ----------    ----------    ----------    ----------    ----------
Balance at December 31, 1996 .....................    $12,505      $    668       $28,474      $ (1,961)     $    395       $40,081
                                                    ==========    ==========    ==========    ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                     Heritage Bancorp, Inc. and Subsidiary
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1996, 1995 and 1994



(in thousands)                                                                                 December 31,
                                                                             ---------------------------------------------
                                                                                1996           1995            1994
                                                                             -------------   -------------   -------------
Operating Activities
--------------------
   Net income .............................................................  $      4,980    $      3,409    $      3,712
   Adjustments to reconcile net cash provided by operating activities:
      Provisions for loan losses ..........................................           180             310             622
      Depreciation ........................................................           671             624             660
      (Gains) losses on sales of equipment ................................             2              (2)              0
      Realized (gains) losses on sales of securities ......................             0              10            (188)
      Amortization of securities' premiums and accretion of discounts .....            91             115             209
      Deferred federal income taxes .......................................           (74)           (117)           (194)
      (Increase) decrease in accrued income receivable and other assets ...        (1,147)            744          (1,135)
      Increase (decrease) in interest payable and other liabilities .......            35            (378)            395
                                                                             -------------   -------------   -------------
         Net cash provided by operating activities ........................         4,738           4,715           4,081
                                                                             -------------   -------------   -------------
Investing Activities
--------------------
   Securities held to maturity:
      Proceeds from called / matured securities ...........................         8,725           8,156           9,112
      Purchases ...........................................................        (1,998)         (8,813)        (14,601)
   Securities available for sale:
      Proceeds from called / matured securities and
         principal repayments .............................................        13,749           9,899          14,440
      Proceeds from sales .................................................             0          12,961          12,600
      Purchases ...........................................................       (26,687)        (18,334)        (28,437)
   Net (increase) decrease in loans .......................................       (33,664)          7,354          (5,521)
   Net decrease in interest bearing deposits with banks ...................             0               0             100
   Proceeds from sales of bank equipment ..................................             8               2               0
   Purchases of premises and equipment ....................................          (632)           (282)           (147)
                                                                             -------------   -------------   -------------
         Net cash provided by / (used in) investing activities ............       (40,499)         10,943         (12,454)
                                                                             -------------   -------------   -------------
Financing Activities
--------------------
   Net increase (decrease) in demand deposits, N.O.W. accounts,
     and savings accounts .................................................        (1,881)        (10,841)          5,359
   Net increase (decrease) in time deposits ...............................         3,075           6,326            (685)
   Net increase (decrease) in short-term borrowings .......................        10,417          (7,791)         11,180
   Term funds borrowed.....................................................        25,000               0               0
   Repayment of term funds ................................................             0               0          (4,500)
   Issuance of treasury stock .............................................           338             255             187
   Purchase of treasury stock .............................................        (1,011)         (1,285)              0
   Payments on liability under capital lease...............................             0               0             (90)
   Cash dividends .........................................................        (2,060)         (1,766)         (1,572)
   Cash paid in lieu of fractional shares..................................           (10)             (3)           (10)
                                                                             -------------   -------------   -------------
         Net cash provided by / (used in) financing activities ............        33,868         (15,105)          9,869
                                                                             -------------   -------------   -------------
         Increase (decrease) in cash and cash equivalents .................        (1,893)            553           1,496
         Cash and cash equivalents at the beginning of the year ...........        11,356          10,803           9,307
                                                                             -------------   -------------   -------------
         Cash and cash equivalents at end of year..........................  $      9,463     $    11,356     $    10,803
                                                                             =============   =============   =============

See accompanying notes to consolidated financial statements.

                            Heritage Bancorp, Inc.
                NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1996, 1995 and 1994


Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Heritage Bancorp, Inc. (the Corporation) and its wholly-owned subsidiary, Heritage National Bank (the Bank). All significant intercompany transactions and accounts have been eliminated. The investment in the subsidiary is carried at the parent company's equity in the underlying net assets.

Nature of Operations

The Bank operates under a national bank charter and provides full banking services, including trust services. As a national bank, the Bank is subject to regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The Corporation is subject to regulation of the Federal Reserve Bank. The area served by the Bank is principally Schuylkill, northern Dauphin, Lehigh, and western Carbon counties in Pennsylvania.

Estimates

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Securities

Securities classified as held to maturity are those debt securities the Corporation has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost and adjusted for amortization of premium and accretion of discount, computed by the interest method over the period to maturity.

Securities classified as available for sale are those debt securities that the Corporation intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Corporation's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value.

Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Management determines the appropriate classification of securities at the time of purchase and re-evaluates the designations as of each balance sheet date. Equity securities consist primarily of Pennsylvania community banks, Federal Home Loan Bank, and Federal Reserve Bank stock.

Loans Receivable

Loans generally are stated at their outstanding unpaid principal balances net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees net of certain direct origination costs are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Corporation is generally amortizing these amounts over the contractual life of the loan.

A loan is generally considered impaired when it is probable the Corporation will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. The accrual of interest is discontinued when the contractual payment of principal and interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest

                            Heritage Bancorp, Inc.
         NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                 Years Ended December 31, 1996, 1995 and 1994

Note 1 - Summary of Significant Accounting Policies - (continued)

Loans Receivable - (continued)

accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses related to impaired loans, that are identified for evaluation, is based on discounted cash flows using the loans' initial effective interest rate or the fair value, less selling costs, of the collateral for certain collateral dependent loans. By the time a loan becomes probable of foreclosure, it has been charged down to fair value, less estimated costs to sell.

The allowance for loan losses is maintained at a level considered adequate to
provide for losses   that can be reasonably anticipated.  Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed principally on the straight-line method over the estimated useful lives of the assets.

Marketing and Advertising Costs

The Corporation follows the policy of charging marketing and advertising costs to expense as incurred.

Income Taxes

The provision for income taxes is based on income reported for financial statement purposes, adjusted principally for tax-exempt income. Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amount of assets and liabilities and their tax bases.

Earnings and Dividends Per Share

Earnings per share are based on the weighted average outstanding shares (adjusted for stock dividends) as follows: 1996 - 2,400,000 shares; 1995 - 2,461,000 shares; 1994 - 2,476,000 shares. Dividends per share represent the historical dividends of the Corporation, which excludes the dividends of Bankers' Financial Services Corporation. Total dividends paid by Bankers in 1994 were $382,000, and are included in the cash dividends on the statement of stockholders' equity.

                            Heritage Bancorp, Inc.
         NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                 Years Ended December 31, 1996, 1995 and 1994

Note 1 - Summary of Significant Accounting Policies - (continued)

Trust Assets

Assets held by the Bank in a fiduciary capacity for customers are not included in the consolidated financial statements since such items are not assets of the Bank. Trust income is reported on the accrual method.

Cash Flow Information

For purposes of the statements of cash flows, the Corporation considers cash and due from banks and federal funds sold as cash and cash equivalents. Generally, federal funds are purchased and sold for one-day periods. Cash paid for interest during the years ended December 31, 1996, 1995, and 1994 was $8,968,000, $8,547,000, and $7,135,000, respectively. Income taxes paid were $2,219,000 in 1996, $1,685,000 in 1995 and $1,532,000 in 1994.

Stock Dividends

On May 24, 1996, the Corporation issued a 5-for-4 stock split in the form of a 25% stock dividend. Accordingly, issued shares of common stock increased 499,879 shares and a transfer of $2,499,000, representing the par value of additional shares issued, was made to the common stock account. In order to effect the transfer, the Corporation capitalized $2,500,000 in retained earnings to surplus. On April 27, 1994, the Corporation issued a 5-for-4 stock split in the form of a 25% stock dividend. Accordingly, issued shares of common stock increased 400,235 shares and a transfer of $2,001,000, representing the par value of additional shares issued, was made to the common stock account. In order to effect the transfer, the Corporation capitalized $2,220,000 in retained earnings to surplus. The effect of this 5-for-4 stock split and the capitalization of retained earnings was recorded as of December 31, 1993. References in the consolidated financial statements and notes thereto with regard to per share and related data have been restated to give effect to these transactions.

Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Corporation's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Corporation could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year ends, and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end. The information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the total assets. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation's disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Bank's financial instruments at December 31, 1996 and 1995:

Cash and cash equivalents:  The carrying amounts reported in the balance sheet
-------------------------
for cash and short-term instruments approximate those assets' fair values.

Securities:   Fair values of securities are based on quoted market prices, where
-----------
available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans receivable:  For variable-rate loans that reprice frequently and with no
-----------------
significant change in credit risk, fair values are based on carrying values. The fair values for fixed rate loans are estimated using discounting cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Accrued interest:  The carrying amount of accrued interest receivable and
-----------------
accrued interest payable approximate their fair values.

                            Heritage Bancorp, Inc.
         NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                 Years Ended December 31, 1996, 1995 and 1994

Note 1 - Summary of Significant Accounting Policies - (continued)

Fair Values of Financial Instruments - (continued)

Deposits:  The fair values disclosed for demand, savings, and interest-bearing
---------
demand deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected maturities on time deposits.

Short-term borrowings:  The carrying amounts of short-term borrowings, including
----------------------
federal funds purchased and securities sold under agreements to repurchase, approximate their fair values.

Long-term borrowings:  The fair values of the Bank's long-term borrowings (other
---------------------
than deposits) are estimated using discounted cash flow analyses, based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

Off-balance sheet instruments:  In the ordinary course of business, the Bank has
------------------------------
entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the consolidated financial statements when they become a receivable. The Bank generally does not assess fees for commitments to extend credit or standby letters of credit, which is consistent with the terms offered in the market place. Additionally, the commitments are at variable interest rates and include an "escape clause" if the customer's credit quality deteriorates.


Note 2 - Merger

On March 1, 1995, Miners National Bancorp, Inc. (Miners) effected a business combination with Bankers' Financial Services Corporation (Bankers), a one bank
holding company located in   Schuylkill Haven, Pennsylvania, by exchanging
560,173 shares of its common stock for all of the outstanding common stock of
Bankers except for the 28,869 shares of Bankers held by Miners   which were
cancelled. Simultaneously, Miners amended its Articles of Incorporation and changed its name to Heritage Bancorp, Inc. The combination was accounted for as a pooling of interests and, accordingly, all prior financial statements were restated to include Bankers.


Note 3 - Restrictions on Cash and Due From Bank Accounts

The Bank is required to maintain average reserve balances with the Federal Reserve Bank and in the form of cash on hand. The average amount of these restricted balances for the year ended December 31, 1996 and 1995 was approximately $1,607,000 and $1,319,000, respectively.

                            HERITAGE BANCORP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       December 31, 1996, 1995 and 1994

Note 4 - Securities

The Financial Accounting Standards Board issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in May, 1993. The Corporation adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. The opening balance of stockholders' equity was increased by $931,000 (net of $480,000 in deferred income taxes) to reflect the net unrealized appreciation on securities classified as available for sale previously carried at amortized cost.

The amortized cost and fair values of securities at December 31, 1996 and 1995 were as follows:



                                                                             Gross          Gross
(in thousands)                                               Amortized     Unrealized     Unrealized       Fair
                                                               Cost          Gains          Losses         Value
                                                           ------------   ------------   ------------   ------------
Securities held to maturity:
   December 31, 1996:
   U.S. Treasury securities ............................    $   11,873     $       62     $      (44)    $   11,891
   Obligations of states and political subdivisions ....         7,587            253            (14)         7,826
                                                           ------------   ------------   ------------   ------------
                                                            $   19,460     $      315     $      (58)    $   19,717
                                                           ============   ============   ============   ============

   December 31, 1995:
   U.S. Treasury securities ............................    $   18,149     $      259     $      (16)    $   18,392
   Obligations of states and political subdivisions ....         8,046            361            (13)         8,394
                                                           ------------   ------------   ------------   ------------
                                                            $   26,195     $      620     $      (29)    $   26,786
                                                           ============   ============   ============   ============


Securities available for sale:
   December 31, 1996:
   Obligations of states and political subdivisions ....    $   10,350     $       78     $      (30)    $   10,398
   U.S. Government Corporate and Agency
      Obligations ......................................         7,328              1            (84)         7,245
   Other securities ....................................         1,100             17             (1)         1,116
   Mortgage-backed securities ..........................        70,694            758           (591)        70,861
   Equity securities ...................................         5,095            507              -          5,602
                                                           ------------   ------------   ------------   ------------
                                                            $   94,567     $    1,361     $     (706)    $   95,222
                                                           ============   ============   ============   ============

   December 31, 1995:
   Obligations of states and political subdivisions ....    $    3,089     $       49     $      (10)    $    3,128
   U.S. Government Corporate and Agency
      Obligations ......................................         7,408             90            (25)         7,473
   Other securities ....................................         1,105             37             (0)         1,142
   Mortgage-backed securities ..........................        66,372            923           (417)        66,878
   Equity securities ...................................         3,738            268             (0)         4,006
                                                           ------------   ------------   ------------   ------------
                                                            $   81,712     $    1,367     $     (452)    $   82,627
                                                           ============   ============   ============   ============

                            HERITAGE BANCORP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       December 31, 1996, 1995 and 1994

Note 4 - Securities (continued)

The amortized cost and fair value of securities as of December 31, 1996 by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities or call dates because borrowers may have the right to prepay obligations with or without call or prepayment penalties, or elect not to prepay the obligation at call date.



(in thousands)                                   Securities Held to Maturity              Securities Available for Sale
                                             ------------------------------------      ------------------------------------
                                                Amortized             Fair               Amortized               Fair
                                                  Cost                Value                 Cost                 Value
                                             ---------------      ---------------      ---------------      ---------------

Due in one year or  less ..................      $    4,666           $    4,677           $    2,182           $    2,198
Due after one year through five years .....          11,707               11,763               10,654               10,660
Due after five years through ten years ....           1,147                1,219                5,842                5,802
Due after ten years .......................           1,940                2,058                  100                   99
Mortgage-backed securities ................               0                    0               70,694               70,861
Equity securities .........................               0                    0                5,095                5,602
                                             ===============      ===============      ===============      ===============
                                                 $   19,460           $   19,717           $   94,567           $   95,222
                                             ===============      ===============      ===============      ===============


Gross realized gains and losses from the sale of securities available for sale for each of the three years ended December 31, were as follows:


(in thousands)                                   1996              1995             1994
                                             -------------     -------------    -------------

Realized gains ............................   $          0      $        88      $       232
Realized losses ...........................              0              (98)             (44)
                                             =============     =============    =============
                                              $          0      $       (10)     $       188
                                             =============     =============    =============

Securities having a carrying value of $10,335,000 and $10,633,000 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and for other purposes.


Note 5 - Loans Receivable and Allowance for Loan Losses

Changes in the allowance for loan losses for each of the three years ended December 31, were as follows:


(in thousands)                                                  1996             1995            1994
                                                            -------------    -------------   -------------

Balance at beginning of year .............................   $     3,209      $     3,012     $     2,453
Recoveries on loans ......................................           229               70             145
Provision charged to operations ..........................           180              310             622
Loans charged off ........................................          (547)            (183)           (208)
                                                            =============    =============   =============
Balance at end of year ...................................   $     3,071      $     3,209     $     3,012
                                                            =============    =============   =============

                            HERITAGE BANCORP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       December 31, 1996, 1995 and 1994

Note 5 - Loans Receivable and Allowance for Loan Losses (continued)

Information with respect to impaired loans as of and for the year ended December 31, is as follows:

(in thousands)                                                                        1996               1995
                                                                                  -------------      -------------

Loans receivable for which there is a related allowance for loan losses ........   $        410       $        786
Loans receivable for which there is no related allowance for loan losses .......            483                539
                                                                                  -------------      -------------
   Total impaired loans ........................................................   $        893       $      1,325
                                                                                  =============      =============
Related allowance for loan losses ..............................................   $        155       $        400
                                                                                  =============      =============
Average recorded balance of these impaired loans ...............................   $        964       $      1,477
                                                                                  =============      =============
Interest income recognized on these impaired loans .............................   $         60       $         37
                                                                                  =============      =============

Note 6 - Loans to Related Parties

The Bank has granted loans to certain directors and executive officers of the Corporation and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $3,549,000 and $3,664,000 at December 31, 1996 and 1995 respectively. During 1996, $4,648,000 of new loans and advances on lines of credit were made, and repayments totalled $4,763,000.


Note 7 - Concentrations of Credit Risk

Most of the Corporation's business activity, including loans and loan commitments, is with customers located within Schuylkill, Lehigh, western Carbon, and northern Dauphin counties of Pennsylvania. The portfolio is well diversified, with no industry comprising greater than ten percent of the total loans outstanding. However, its debtors' ability to honor their contracts is influenced by the region's economy.


Note 8 - Premises and Equipment

The components of premises and equipment at December 31, were as follows:


(in thousands)                                                           1996            1995
                                                                     -----------     -----------

Land .............................................................    $      593      $      593
Buildings and improvements .......................................         6,456           6,448
Furniture, fixtures and equipment ................................         5,262           4,793
Leasehold improvements ...........................................            47              47
Bank vehicles ....................................................           136             121
                                                                     -----------     -----------
                                                                          12,494          12,002
Less accumulated depreciation ....................................        (7,163)         (6,622)
                                                                     -----------     -----------
                                                                      $    5,331      $    5,380
                                                                     ===========     ===========

                            HERITAGE BANCORP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       December 31, 1996, 1995 and 1994

Note 9 - Deposits

The carrying amounts of deposits at December 31, consisted of the following:


(in thousands)                            1996           1995
                                      -----------    ----------
Demand .........................      $   31,458     $   30,400
Interest bearing demand ........          26,977         29,075
Savings ........................          91,448         92,289
Time ...........................         104,361        101,286
                                      -----------    ----------
                                       $ 254,244     $  253,050
                                      ===========    ==========


At December 31, 1996 and 1995, time certificates of deposit of $100,000 or more aggregated $7,889,000 and $5,913,000, respectively. Interest expense on these time deposits amounted to approximately $264,000 in 1996, $256,000 in 1995 and $165,000 in 1994.

At December 31,1996, the scheduled maturities of time deposits for the years ending December 31, are as follows:



(in thousands)
1997 ...........................   $   80,102
1998 ...........................       13,579
1999 ...........................        5,857
2000 ...........................        3,025
2001 ...........................        1,798
                                   ----------
                                   $  104,361
                                   ==========

Note 10- Borrowed Funds

Borrowed funds at December 31, consist of the following:


(in thousands)                                        1996              1995
                                                  -----------       ----------
Securities sold under agreements to repurchase .. $   15,952        $      335
Other short-term borrowings .....................          0             5,200
                                                  -----------       ----------
                                                      15,952             5,535
Federal Home Loan Bank term borrowings ..........     29,450             4,450
                                                  -----------       ----------
                                                  $   45,402        $    9,985
                                                  ===========       ==========


The Bank has an arrangement with the Federal Home Loan Bank (FHLB) which allows for borrowings up to a percentage of qualifying assets. At December 31, 1996 and 1995 the Bank had a maximum borrowing capacity of $138,784,000 and $125,030,000, respectively. Borrowings from the FHLB include a flexible line of credit, repurchase agreements, and term borrowings and are collateralized by certain qualifying assets of the Bank.

Information concerning securities sold under agreements to repurchase is summarized as follows at December 31,:


(in thousands)                                         1996            1995
                                                    -----------     -----------
Average balance during the year .................   $   16,307      $    1,329
Average interest rate during the year ...........         5.46%           5.69%
Maximum month-end balance during the year .......       39,400           7,500

                            HERITAGE BANCORP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       December 31, 1996, 1995 and 1994

Note 10- Borrowed Funds (continued)

Securities sold under agreements to repurchase generally mature within 14 days from the transaction date. The securities underlying the agreements were under the Bank's control.

Advances on the flexible line of credit from the FHLB at December 31, 1996 and 1995 were $0 and $5,200,000, respectively. The interest rate paid on these funds on December 31, 1995 was 6.05%.

Term borrowings are term funds from the Federal Home Loan Bank under various notes. An aggregate of $4,450,000 in term borrowings carry an average fixed rate of interest of 5.64% and mature in 1998. The remaining $25,000,000 in term funds mature in 2001 and have a fixed rate of interest of 4.92%. This note has a convertible option which allows the FHLB, at quarterly intervals, to change the note to an adjustable-rate advance at three-month LIBOR plus 8 basis points (5.64% at December 31, 1996). The option also allows the Bank to put the funds back to the FHLB at no charge at the same quarterly intervals.


Note 11 - Federal Income Taxes

Significant components of the provision for income taxes for the years ended December 31, were as follows:


(in thousands)                                                     1996                1995               1994
                                                               ------------        ------------       ------------
Current .................................................      $      2,069        $      1,671       $      1,671
Deferred ................................................               (74)               (117)              (194)
                                                               ------------        ------------       ------------
                                                               $      1,995        $      1,554       $      1,477
                                                               ============        ============       ============

Significant components of the Corporation's deferred tax assets and liabilities at December 31, were as follows:

(in thousands)                                                     1996                1995
                                                              --------------      --------------
Deferred tax assets:
   Allowance for loan losses ............................     $         718       $         762
   Deferred loan fees ...................................                37                  64
   Deferred compensation ................................               181                 176
   Other ................................................                35                  44
                                                              --------------      --------------
      Total deferred tax assets .........................               971               1,046
   Valuation allowance for deferred tax assets ..........              (100)               (100)
                                                              --------------      --------------
      Net deferred tax assets ...........................               871                 946
                                                              --------------      --------------
Deferred tax liabilities:
   Unrealized appreciation on securities ................              (260)               (331)
   Premises and equipment ...............................              (157)               (246)
   Unearned income on loans .............................               (51)               (116)
   Prepaid expenses .....................................               (88)                (83)
                                                              --------------      --------------
      Total deferred tax liabilities ....................              (556)               (776)
                                                              --------------      --------------

         Net deferred tax asset .........................     $         315       $         170
                                                              ==============      ==============

                            HERITAGE BANCORP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       December 31, 1996, 1995 and 1994

Note 11 - Federal Income Taxes (continued)

A reconciliation of the provision for income taxes and the amount that would have been provided at statutory rates for the years ended December 31, is as follows:


(in thousands)                                                               1996              1995               1994
                                                                         -------------     -------------     --------------
Provision at statutory rates on pre-tax income .......................   $      2,372      $      1,687       $      1,764
Effect of tax-exempt income ..........................................           (336)             (275)              (250)
Effect of non-deductible merger expenses .............................              0               111                  0
Other ................................................................            (41)               31                (37)
                                                                         =============     =============     ==============
                                                                         $      1,995      $      1,554       $      1,477
                                                                         =============     =============     ==============

The income tax provision includes $0 in 1996, $(3,000) in 1995, and $63,000 in 1994, of income tax expense (benefit) related to securities gains (losses) of $0, $(10,000) and $188,000, respectively.


Note 12 - Stock Option Plans

The Corporation adopted the 1995 Stock Option Plan for Non-Employee Directors and the 1995 Stock Incentive Plan on March 28, 1995. 237,500 shares of common stock are covered by the Plans. The Stock Option Plan for Non-Employee Directors provides for each director of the Corporation, who is not an employee, to receive each year an option to purchase 250 shares of common stock at an exercise price of 100% of the fair market value of the stock on such date. The options are exercisable immediately upon grant. The Stock Incentive Plan provides for the granting of awards by a committee of the Board to officers and other employees of the Corporation to purchase shares of common stock at an exercise price of 100% of the fair market value of the stock on such date. Options are deemed 100% vested one year after the date of the grant.

Bankers granted 16,882 options prior to the merger to directors and certain executive officers. These options to purchase Bankers common stock were converted into options to acquire shares of the Corporation as set forth under the terms of the merger agreement.

Stock option transactions under the plan for December 31, were as follows:

                                                                             1996              1995               1994
                                                                         -------------     -------------     --------------
Options outstanding at beginning of year .............................         23,211            16,882              5,758
Options granted during year ..........................................         13,688            10,625             11,124
Options exercised at $9.60 to $20.10 per share .......................         (4,933)           (4,296)                  0
                                                                         =============     =============     ==============
Options outstanding at end of year ...................................         31,966            23,211             16,882
                                                                         =============     =============     ==============

Options excercisable at December 31 at $9.60 to $20.50 per share .....         22,025
                                                                         =============
Options available for grant at December 31 ...........................        213,187
                                                                         =============

Effective January 1, 1996, the Corporation elected to continue to follow current accounting rules under Accounting Principles Board Opinion No. 25 as provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation". Under the statement, proforma net income and earnings per share are required to be disclosed as if the options were accounted for at their fair value and the expense was recognized as compensation expense over the service period. In order to provide this information, the Black-Scholes model was used to calculate the current fair value of the stock options issued. Total compensation expense that would have been recognized in 1996 and 1995 is immaterial to the Corporation's net income.

                            HERITAGE BANCORP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       December 31, 1996, 1995 and 1994

Note 13 - Pension Plan and Other Employee Benefit Plans

The Corporation has a noncontributory pension plan covering eligible employees. Benefits are based on the employee's compensation and years of service. The Corporation's funding policy is to contribute annually amounts not to exceed the maximum amount deductible for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

The following table sets forth the plan's status and amounts recognized in the consolidated financial statements at and for the years ended December 31,:

(in thousands)                                                                1996               1995
                                                                         --------------     --------------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including vested benefits of
      $1,533 in 1996 and $1,489 in 1995 ..............................   $      (1,552)     $      (1,515)
                                                                         ==============     ==============

   Projected benefit obligation for service rendered to date .........   $      (1,831)     $      (1,795)
Plan assets at fair value, primarily listed stocks and U.S.
   government obligations ............................................           2,493              2,277
                                                                         --------------     --------------
Plan assets in excess of projected benefit obligation ................             662                482
Unrecognized net gain from past experience different
   than assumed ......................................................            (266)               (72)
Unrecognized net transition asset ....................................            (137)              (164)
                                                                         ==============     ==============
Prepaid pension cost included in other assets ........................   $         259      $         246
                                                                         ==============     ==============

                                                                             1996            1995            1994
                                                                         ------------    ------------    ------------
Net pension expense included the following components:
   Service cost - benefits earned during the period ..................   $        64     $        56     $        56
   Interest cost on projected benefit obligation .....................           122             119             115
   Actual return on plan assets ......................................          (171)           (156)           (160)
   Net amortization and deferral .....................................           (28)            (26)            (27)
                                                                         ============    ============    ============
   Net periodic pension cost (income) ................................   $       (13)    $        (7)    $       (16)
                                                                         ============    ============    ============


The weighted-average discount rate and the rate of increase of future compensation levels used in determining the actuarial present-value of the projected benefit obligation was 7.25% and 6.00%, respectively, at December 31, 1996 and 1995. The expected long-term rate of return on plan assets was 7.50% in 1996, 1995, and 1994.

The Corporation has an Employee Stock Ownership Plan (ESOP) with deferred salary savings (401K) provisions. Employees who qualify may elect to participate in the 401K portion of the plan. A participating employee may contribute a maximum of 15% of his/her compensation. The Corporation will contribute $.25 for each $1.00 up to 4% of compensation that each employee contributes. Costs charged to expense for the 401K portion of the plan were $24,000, $24,000, and $17,000 in 1996, 1995, and 1994, respectively. Funding for the ESOP consisted of cash contributions of $65,000, $50,000 and $50,000, for the years ended December 31, 1996, 1995 and 1994, respectively. The Plan is expected to purchase shares of common stock in the open market as contributions are made to it. Funding includes contributions from the employees and the Corporation into the 401K portion of the plan and corporate contributions into the ESOP. Purchases consisted of 8,798, 5,180, and 4,778 shares at costs of $184,000, $104,000, and
$105,000 for 1996, 1995 and 1994, respectively. Future contributions will be made at the discretion of the Board of Directors, and will be expensed at the time amounts are committed.

                            Heritage Bancorp, Inc.
         NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                       December 31, 1996, 1995 and 1994

Note 13 - Pension Plan and Other Employee Benefit Plans (continued)

The Corporation has implemented a nonqualified Executive Supplemental Income
(ESI) Plan for a certain group of officers. Under the provisions of the ESI Plan, the participating officers of the Corporation have executed agreements providing each officer a retirement annuity benefit, or beneficiary a salary continuation benefit in the event of pre-retirement death. At December 31, 1996, the Plan covered 28 officers, and was being funded by life insurance carried on the lives of these officers. For the years ended December 31, 1996, 1995 and 1994, $16,000, $8,000 and $10,000 respectively, was charged to operations in connection with this plan.


Note 14 - Regulatory Matters

Dividends are paid by the Corporation from its assets, which are mainly provided by dividends from the Bank. However, certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans, or advances. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this restriction, the Bank, without prior regulatory approval, can declare dividends to the Corporation totalling $2,229,000, plus an additional amount equal to the Bank's net profit for 1997, up to the date any such dividend declaration.

Under Federal Reserve regulations, the Bank also is limited as to the amount it may lend to its affiliates, including the Corporation, unless such loans are collateralized by specified obligations. At December 31, 1996, the maximum amount available for transfer from the Bank to the Corporation in the form of loans approximated 20% of capital stock and surplus.

The Corporation and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 1996, that the Corporation and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 1996, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

                            HERITAGE BANCORP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       December 31, 1996, 1995 and 1994

Note 14 - Regulatory Matters (continued)

The Corporation's and Bank's actual capital ratios as of December 31, and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:





(in thousands)                                           Actual
                                                  --------------------
                                                    Amount     Ratio
                                                  ---------- ---------
As of December 31, 1996:
Total capital (to risk weighted assets):
      Heritage Bancorp, Inc. ...................  $42,333       20.03%
      Heritage National Bank ...................  $38,513       18.47%
Tier 1 capital (to risk weighted assets):
      Heritage Bancorp, Inc. ...................  $39,686       18.78%
      Heritage National Bank ...................  $35,901       17.22%
Tier 1 capital (to average assets):
      Heritage Bancorp, Inc. ...................  $39,686       12.56%
      Heritage National Bank ...................  $35,901       11.45%

As of December 31, 1995:
Total capital (to risk weighted assets):
      Heritage Bancorp, Inc. ...................  $39,687       22.00%
      Heritage National Bank ...................  $36,721       20.36%
Tier 1 capital (to risk weighted assets):
      Heritage Bancorp, Inc. ...................  $37,432       20.75%
      Heritage National Bank ...................  $34,496       19.13%
Tier 1 capital (to average assets):
      Heritage Bancorp, Inc. ...................  $37,432       12.36%
      Heritage National Bank ...................  $34,496       11.48%


(in thousands)                                           For Capital Adequacy Purposes
                                                  ------------------------------------------
                                                    Amount                          Ratio
                                                  ---------                       ----------
As of December 31, 1996:
Total capital (to risk weighted assets):
      Heritage Bancorp, Inc. ...................  Less than or equal to  $16,908  Less than or equal to   8.00%
      Heritage National Bank ...................  Less than or equal to  $16,681  Less than or equal to   8.00%
Tier 1 capital (to risk weighted assets):
      Heritage Bancorp, Inc. ...................  Less than or equal to  $ 8,453  Less than or equal to   4.00%
      Heritage National Bank ...................  Less than or equal to  $ 8,339  Less than or equal to   4.00%
Tier 1 capital (to average assets):
      Heritage Bancorp, Inc. ...................  Less than or equal to  $12,639  Less than or equal to   4.00%
      Heritage National Bank ...................  Less than or equal to  $12,542  Less than or equal to   4.00%

As of December 31, 1995:
Total capital (to risk weighted assets):
      Heritage Bancorp, Inc. ...................  Less than or equal to  $14,432  Less than or equal to   8.00%
      Heritage National Bank ...................  Less than or equal to  $14,429  Less than or equal to   8.00%
Tier 1 capital (to risk weighted assets):
      Heritage Bancorp, Inc. ...................  Less than or equal to  $ 7,216  Less than or equal to   4.00%
      Heritage National Bank ...................  Less than or equal to  $ 7,213  Less than or equal to   4.00%
Tier 1 capital (to average assets):
      Heritage Bancorp, Inc. ...................  Less than or equal to  $12,114  Less than or equal to   4.00%
      Heritage National Bank ...................  Less than or equal to  $12,020  Less than or equal to   4.00%
                                                        To Be Well Capitalized Under
(in thousands)                                       Prompt Corrective Action Provisions
                                                  -----------------------------------------
                                                    Amount                          Ratio
                                                  ----------                      ---------
As of December 31, 1996:
Total capital (to risk weighted assets):
      Heritage Bancorp, Inc. ...................  Less than or equal to    n/a    Less than or equal to   n/a
      Heritage National Bank ...................  Less than or equal to  $20,852  Less than or equal to   10.00%
Tier 1 capital (to risk weighted assets):
      Heritage Bancorp, Inc. ...................  Less than or equal to    n/a    Less than or equal to   n/a
      Heritage National Bank ...................  Less than or equal to  $12,509  Less than or equal to   6.00%
Tier 1 capital (to average assets):
      Heritage Bancorp, Inc. ...................  Less than or equal to    n/a    Less than or equal to   n/a
      Heritage National Bank ...................  Less than or equal to  $15,677  Less than or equal to   5.00%

As of December 31, 1995:
Total capital (to risk weighted assets):
      Heritage Bancorp, Inc. ...................  Less than or equal to    n/a    Less than or equal to   n/a
      Heritage National Bank ...................  Less than or equal to  $18,036  Less than or equal to   10.00%
Tier 1 capital (to risk weighted assets):
      Heritage Bancorp, Inc. ...................  Less than or equal to    n/a    Less than or equal to   n/a
      Heritage National Bank ...................  Less than or equal to  $10,819  Less than or equal to   6.00%
Tier 1 capital (to average assets):
      Heritage Bancorp, Inc. ...................  Less than or equal to    n/a    Less than or equal to   n/a
      Heritage National Bank ...................  Less than or equal to  $15,024  Less than or equal to   5.00%

Note 15 - Stockholders' Equity

The Corporation has a dividend reinvestment and stock purchase plan. Common stockholders may participate in the plan, which provides that additional shares of common stock may be purchased with reinvested dividends at prevailing market prices. To the extent that shares are not available in Treasury or open market, the Corporation has reserved 200,000 shares of common stock to be issued under the dividend reinvestment plan. The following number of Treasury shares were purchased by the plan: 13,193 in 1996, 7,722 in 1995, and 7,032 in 1994.

In January, 1996, the Board of Directors approved a plan to repurchase shares of the Corporation's common stock in an amount not to exceed $2,500,000. Total shares repurchased by the Corporation in 1996 were 49,507 at a total cost of $1,011,000. In January, 1995, the Board of Directors approved a plan to repurchase shares of the Corporation's common stock in an amount not to exceed $2,000,000. Total shares repurchased by the Corporation in 1995 were 64,248 at a total cost of $1,285,000. When treasury shares are reissued, any excess of the average acquisition cost of the shares over the proceeds from reissuance is charged to surplus.

                            HERITAGE BANCORP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       December 31, 1996, 1995 and 1994

Note 16 - Financial Instruments With Off-Balance Sheet Risk

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of the Bank's customers. Financial instruments include commitments to extend credit and standby letters of credit. Standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. Commitments to extend credit are agreements to lend to the customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire in one year or less without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Bank's exposure to credit loss is essentially the same for these items as that involved in extending loans to customers. The Bank uses the same credit policies in making commitments and conditional obligations as it does for loans to customers. Collateral is obtained based on management's credit assessment of the particular customer.

The risk of credit loss on off-balance sheet items is considered when determining the adequacy of the allowance for loan losses. The Bank's maximum exposure to credit loss for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, was as follows:

                                                    Contract or Notional Amount
                                                   -----------------------------
(in thousands)                                         1996              1995
                                                   ------------      -----------
Commitments to extend credit:
   Consumer ...................................    $    22,680       $    17,961
   Real estate and commercial .................         19,668            17,850
Standby letters of credit .....................          2,011             1,855
                                                   ------------      -----------
                                                   $    44,359       $    37,666
                                                   ============      ===========

The Bank generally does not charge a fee to enter into standby letters of credit and unfunded loan commitments. Those commitments at December 31, 1996, if drawn upon, will be funded at current market rates.

                            HERITAGE BANCORP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       December 31, 1996, 1995 and 1994

Note 17 - Fair Value of Financial Instruments

A summary of the estimated fair values of the Corporation's financial instruments are as follows:

(in thousands)                                                 December 31, 1996          December 31, 1995
                                                           ------------------------   ------------------------
                                                             Carrying       Fair       Carrying       Fair
                                                              Amount        Value       Amount        Value
                                                           -----------   ----------   ----------    ----------
Financial assets:
   Cash and due from banks .........................       $    9,463    $    9,463   $   11,356    $   11,356
   Securities ......................................          114,682       114,939      108,822       109,413
   Loans receivable, net ...........................          205,642       207,000      172,158       173,667
   Accrued interest receivable .....................            2,088         2,088        2,016         2,016

Financial liabilities:
   Deposits ........................................          254,244       254,330      253,050       254,093
   Short-term borrowings ...........................           15,952        15,952        5,535         5,535
   Term funds borrowed .............................           29,450        29,396        4,450         4,454
   Accrued interest payable ........................              758           758          881           881

Off-balance sheet financial instruments:
   Commitments to extend credit ....................                0             0            0             0
   Standby letters of credit .......................                0             0            0             0

Note 18 - Heritage Bancorp, Inc. (Parent Company Only)

Balance Sheets

                                                            December 31,
                                                   -----------------------------
(in thousands)                                          1996            1995
                                                   -------------  --------------
Assets:
   Cash .........................................   $     1,158    $        360
   Securities available for sale ................         3,125           2,855
   Investment in bank subsidiary ................        35,998          34,923
                                                   -------------  --------------
     Total assets ...............................   $    40,281    $     38,138
                                                   =============  ==============

Liabilities:
   Other liabilities ............................           200    $        122

Stockholders' equity ............................        40,081          38,016
                                                   -------------  --------------
     Total liabilities and stockholders' equity..   $    40,281    $     38,138
                                                   =============  ==============

                            HERITAGE BANCORP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       December 31, 1996, 1995 and 1994

Note 18 - Heritage Bancorp, Inc. (Parent Company Only) (continued)

Income Statements

                                                                                          Year Ended December 31,
                                                                        ----------------------------------------------------------
(in thousands)                                                               1996                  1995                  1994
                                                                        --------------        --------------        --------------
Dividends from Bank subsidiary ...................................       $      3,550          $      2,566          $      1,612
Other income .....................................................                 31                    37                    51
Securities gains .................................................                  0                     0                   126
Other expense ....................................................                 (5)                  (19)                  (48)
                                                                        --------------        --------------        --------------
Income before equity in undistributed net income of subsidiary ...              3,576                 2,584                 1,741
Equity in net income less dividends of Bank subsidiary ...........              1,404                   825                 1,971
                                                                        --------------        --------------        --------------

   Net income ....................................................       $      4,980          $      3,409          $      3,712
                                                                        ==============        ==============        ==============

Statements of Cash Flows

(in thousands)                                                                            Year Ended December 31,
                                                                        ----------------------------------------------------------
                                                                             1996                  1995                  1994
                                                                        --------------       ---------------       ---------------
Operating activities:
   Net income ....................................................       $      4,980         $       3,409         $       3,712
   Adjustments to reconcile net income to cash provided
      by operating activities:
      Undistributed earnings of subsidiary .......................             (1,404)                 (825)               (1,971)
      Realized gain on sale of securities ........................                  0                     0                  (126)
      Increase (decrease) in other liabilities ...................                 (3)                  (38)                   44
                                                                        --------------       ---------------       ---------------
         Net cash provided by operating activities ...............              3,573                 2,546                 1,659

Investing activities:
   Purchase of securities ........................................                (32)                  (40)                 (227)
   Sales and maturities of securities ............................                  0                     0                   176
                                                                        --------------       ---------------       ---------------
         Net cash used in investing activities ...................                (32)                  (40)                  (51)

Financing activities:
   Purchase of treasury stock ....................................             (1,011)               (1,285)                    0
   Issuance of treasury stock ....................................                338                   255                   187
   Cash dividends ................................................             (2,060)               (1,766)               (1,572)
   Cash paid in lieu of fractional shares ........................                (10)                   (3)                  (10)
                                                                        --------------       ---------------       ---------------
         Net cash used in financing activities ...................             (2,743)               (2,799)               (1,395)
                                                                        --------------       ---------------       ---------------

Increase (decrease) in cash ......................................                798                  (293)                  213
Cash at beginning of year ........................................                360                   653                   440
                                                                        --------------       ---------------       ---------------

Cash at end of year ..............................................       $      1,158         $         360         $         653
                                                                        ==============       ===============       ===============

                            HERITAGE BANCORP, INC.

       Management's Statement of Responsibility for Financial Information

The management of Heritage Bancorp, Inc. is responsible for the preparation, content, and integrity of financial statements in this annual report. Management has prepared these financial statements in conformity with generally accepted accounting principles applied on a consistent basis. These financial statements include amounts that must be based on management's judgments and estimates. The financial information appearing throughout management's discussion and analysis of financial condition and results of operations is consistent with the information contained in these financial statements.

In meeting its responsibility for financial information, management has designed systems of internal accounting controls which provide reasonable assurance that assets are safeguarded, transactions are properly executed and recorded in accordance with management's authorization, and accounting records are reliable for preparing financial statements. Management uses its judgment in assessing and balancing the cost of these systems of internal accounting controls and the expected benefits to be derived from them. The systems of internal controls are modified and improved in response to changes in business conditions and operations.

The effectiveness of Heritage's systems of internal accounting controls is monitored throughout the year by the internal audit department. The professional staff of internal auditors serves as an integral part of these systems of controls. The internal audit staff reports directly to the Audit Committee of the board of directors.

The Audit Committee of the board of directors meets periodically with management, our internal auditors, and our independent auditors, Beard & Company, Inc. The committee discusses the scope of the independent annual audit, the internal audit program, internal accounting controls, financial accounting and reporting matters and regulatory reports. The internal auditors and the independent auditors have direct access to the Audit Committee.

The financial statements are audited each year by Beard & Company, Inc., which renders their independent professional opinion on the fairness of presentation of the statements and their conformity with generally accepted accounting principles. Their opinion on the 1996 financial statements is included in this annual report.

In addition, Heritage and its subsidiary are examined periodically by various regulatory agencies. Management considers carefully any reports that arise from such examinations and takes appropriate action.



/s/ Allen E. Kiefer
-----------------------------------
Allen E. Kiefer
President & Chief Executive Officer


/s/ Guy H. Boyer
-----------------------------------
Guy H. Boyer
Executive Vice President &
Treasurer/Secretary


/s/ Richard A. Ketner
-----------------------------------
Richard A. Ketner
Executive Vice President &
Assistant Secretary


/s/ David L. Scott
-----------------------------------
David L. Scott, CPA
Assistant Vice President &
Chief Accounting Officer

                            HERITAGE BANCORP, INC.

                                          [LOGO OF BEARD & COMPANY APPEARS HERE]


                         INDEPENDENT AUDITOR'S REPORT



To the Stockholders and
  Board of Directors
Heritage Bancorp, Inc.


        We have audited the accompanying consolidated balance sheets of Heritage Bancorp, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.


        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Bancorp, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                        Beard & Company, Inc.


Reading, Pennsylvania
January 24, 1997

                            HERITAGE BANCORP, INC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable.


                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant

Directors

Information relative to directors of the Corporation is incorporated herein by reference to Election of Directors in the Corporation's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 15, 1997 (the "Proxy Statement") and information required by Item 405 of Regulation S-K is incorporated herein by reference to Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement.

Executive Officers of the Registrant

The names, ages and positions of all of the Corporation's executive officers as of March 3, 1997 are listed below along with their business experience during the past five years. Executive officers are appointed by the Board of Directors. There are no family relationships among these executive officers, nor any arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.


Name                  Age         Position and Business Experience During Past 5 Years
----                  ---         ----------------------------------------------------
Allen E. Kiefer        53         President and Chief Executive Officer of
                                  Corporation and Bank.

Guy H. Boyer           42         Executive Vice President of Corporation and
                                  Bank (March, 1995 to date),
                                  Secretary/Treasurer of Corporation and
                                  Treasurer of Bank (1983 to date), Chief
                                  Financial Officer of Bank (1983 to 1995).

Richard A. Ketner      42         Executive Vice President of Corporation and
                                  Bank (March, 1995 to date), formerly President
                                  and Chief Executive Officer of Bankers'
                                  Financial Services Corporation and the
                                  Schuylkill Haven Trust Company.

David L. Scott         26         Assistant Vice President of Bank and Chief
                                  Accounting Officer of Bank and Corporation
                                  (1995 to date), formerly certified public
                                  accountant with Beard & Company, Inc.,
                                  Reading, Pennsylvania.

Item 11. Executive Compensation

This item is incorporated by reference to Executive Compensation in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners of Management

This item is incorporated by reference to Outstanding Stock and Principal Holders Thereof and Security Ownership of Management in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

This item is incorporated by reference to Transactions with Management in the Proxy Statement.

                            HERITAGE BANCORP, INC.


                                    PART IV
                                    -------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)  1. Financial Statements

          The Consolidated Financial Statements to be included in Part II, Item 8 of this Annual Report on Form 10-K are filed as a part of this Annual Report.

       2. Financial Statement Schedules

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction, or are inapplicable or pertain to items as to which the required disclosures have been made elsewhere in the Consolidated Financial Statements and Notes thereto, and therefore have been omitted.

       3. Exhibits

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

                            HERITAGE BANCORP, INC.

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

          21      Subsidiaries of the Registrant.

          23      Consent of Independent Auditors.

          27      Financial Data Schedule.

  (b)     Reports on Form 8-K.

          There were no Reports on Form 8-K filed during the three months ended December 31, 1996.

                            HERITAGE BANCORP, INC.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HERITAGE BANCORP, INC.



March 10, 1997                          By:/s/ Allen E. Kiefer
                                           -------------------------------------
                                           Allen E. Kiefer
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURES                    TITLE                                     DATE
----------                    -----                                     ----
/s/ Allen E. Kiefer           President, Chief Executive Officer        March 10, 1997
--------------------------    and Director
Allen E. Kiefer


/s/ Guy H. Boyer              Executive Vice President, Secretary/      March 10, 1997
--------------------------    Treasurer and Director
Guy H. Boyer                  (Principal Financial Officer)

/s/ Richard A. Ketner         Executive Vice President and              March 10, 1997
--------------------------    Director
Richard A. Ketner

/s/ David L. Scott            Assistant Vice President and              March 10, 1997
--------------------------    Chief Accounting Officer
David L. Scott

/s/ Ermano O. Agosti          Director                                  March 10, 1997
--------------------------
Ermano O. Agosti

/s/ Richard D. Biever         Director                                  March 10, 1997
--------------------------
Richard D. Biever

/s/ Jane C. Deibert           Director                                  March 10, 1997
--------------------------
Jane C. Deibert

/s/ Albert L. Evans, Jr.      Chairman of the Board                     March 10, 1997
--------------------------
Albert L. Evans, Jr.

                            HERITAGE BANCORP, INC.

SIGNATURES                    TITLE                                     DATE
----------                    -----                                     ----
/s/ Richard T. Fenstermacher  Director                                  March 10, 1997
----------------------------
Richard T. Fenstermacher

/s/ Frederick A. Gosch        Director                                  March 10, 1997
----------------------------
Frederick A. Gosch

/s/ Robert F. Koehler         Director                                  March 10, 1997
----------------------------
Robert F. Koehler

/s/ Joanne C. McCloskey       Director                                  March 10, 1997
----------------------------
Joanne C. McCloskey

/s/ Raman V. Patel            Director                                  March 10, 1997
----------------------------
Raman V. Patel

/s/ Joseph P. Schlitzer       Director                                  March 10, 1997
----------------------------
Joseph P. Schlitzer

/s/ William J. Zimmerman      Director                                  March 10, 1997
----------------------------
William J. Zimmerman

                            HERITAGE BANCORP, INC.


                      (This page intentionally left blank)

                            HERITAGE BANCORP, INC.

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

                            HERITAGE BANCORP, INC.

Exhibit                                                                          Sequential
Number                                                                           Page Number
-------                                                                          -------------
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

21    Subsidiaries of the Registrant.                                               58

23    Consent of Independent Auditors.                                              59

27    Financial Data Schedule.                                                      60