Form 10-Q
period 1997-03-31
HERITAGE BANCORP INC /PA/
filed 1997-05-14
CIK 714309

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10 - Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) of the

                        SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 1997

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


                    Common stock, par value $5.00 per share

               4,778,594 shares outstanding as of March 31, 1997

                       Heritage Bancorp, Inc.
                   and its wholly owned subsidiary
                   -------------------------------

Consolidated Balance Sheets (Unaudited)
--------------------------------------------------------------------------------
(Dollars in thousands)


                                                                         March 31,         December 31,
                                                                           1997               1996
                                                                      ----------------    --------------
ASSETS
------

Cash and due from banks                                               $         7,089     $       9,463


Securities:
   Held to maturity (fair value 1997 - $18,500;
      fair value 1996 - $19,717)                                               18,415            19,460
   Available for sale                                                          95,434            95,222
                                                                      ----------------    --------------
                                                                              113,849           114,682

Loans receivable:
   Commercial, financial, and agricultural                                     99,631            95,135
   Real estate - mortgage and construction                                     68,831            68,102
   Consumer                                                                    46,762            45,830
                                                                      ----------------    --------------
                                                                              215,224           209,067
Less: Unearned income                                                           (289)             (354)
      Allowance for loan losses                                               (3,102)           (3,071)
                                                                      ----------------    --------------
   Net loans                                                                  211,833           205,642

Premises and equipment, net of accumulated depreciation                         5,210             5,331
Accrued income receivable and other                                             6,817             6,836
                                                                      ----------------    --------------
                                                                      $       344,798     $     341,954
                                                                      ================    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits:
   Noninterest bearing                                                $        32,303     $      31,458
   Interest bearing                                                           216,103           222,786
                                                                      ----------------    --------------
      Total deposits                                                          248,406           254,244

Short term borrowings and securities sold under
   agreements to repurchase                                                    19,950            15,952
Term funds borrowed                                                            34,450            29,450
Other liabilities                                                               1,994             2,227
                                                                      ----------------    --------------
      Total liabilities                                                       304,800           301,873

Stockholders' Equity:
   Preferred stock, $25 par value; 10,000,000 shares
      authorized and unissued                                                       0                 0
   Common stock, $5 par value; authorized 10,000,000 shares
      issued 1997 - 5,002,104; 1996 - 2,501,052 shares                         25,011            12,505
   Surplus                                                                        680               668
   Retained earnings                                                           16,728            28,474
   Treasury stock, at cost (1997 - 223,510 shares;
      1996 - 100,791 shares)                                                  (2,243)           (1,961)
   Net unrealized appreciation (depreciation ) on securities
      available for sale, net of tax                                            (178)               395
                                                                      ----------------    --------------
      Total stockholders' equity                                               39,998            40,081
                                                                      ----------------    --------------
                                                                      $       344,798     $     341,954
                                                                      ================    ==============


                       Heritage Bancorp, Inc.
                   and its wholly owned subsidiary
                   -------------------------------

Consolidated Statements of Income (Unaudited)
----------------------------------------------------------------------
(Dollars in thousands)                                                        Three Months Ended
                                                                                  March 31,
                                                                           1997               1996
                                                                      ----------------    --------------
Interest income:
   Loans, including fees                                              $         4,702     $       4,027

   Investment and mortgage-backed securities:
      Taxable                                                                   1,516             1,507
      Tax-exempt                                                                  239               168
   Other                                                                            0                 3
                                                                      ----------------    --------------

         Total interest income                                                  6,457             5,705

Interest expense:
   Deposits                                                                     1,860             1,955
   Borrowings:
      Short-term                                                                  252                57
      Long-term                                                                   381                62
                                                                      ----------------    --------------

         Total interest expense                                                 2,493             2,074
                                                                      ----------------    --------------

         Net interest income                                                    3,964             3,631

Provision for loan losses                                                          45                45
                                                                      ----------------    --------------

         Net interest income after provision for loan losses                    3,919             3,586

Other income:
   Trust department                                                               293               227
   Service charges                                                                171               160
   Other income                                                                   108               100
   Security gains                                                                 133                 0
                                                                      ----------------    --------------
         Total other income                                                       705               487
                                                                      ----------------    --------------

Other expenses:
   Salaries and employee benefits                                               1,308             1,214
   Occupancy, net                                                                 228               246
   Equipment                                                                      204               186
   Communications and supplies                                                    184               167
   Professional fees and outside services                                         361               199
   Marketing and advertising                                                       78                78
   Taxes other than income                                                         91                99
   FDIC insurance premiums                                                          7                 1
   Other                                                                          286               220
                                                                      ----------------    --------------
         Total other expenses                                                   2,747             2,410
                                                                      ----------------    --------------

         Income before income taxes                                             1,877             1,663

Federal income taxes                                                              545               482
                                                                      ----------------    --------------

         Net income
                                                                      $         1,332     $       1,181
                                                                      ================    ==============

Net income per common share
                                                                      $          0.28     $        0.25
                                                                      ================    ==============

                       Heritage Bancorp, Inc.
                   and its wholly owned subsidiary
                   -------------------------------

Consolidated Statements of Cash Flows (Unaudited)
-------------------------------------------------------
(Dollars in thousands)

                                                                        Three Months Ended March 31,
                                                                           1997               1996
                                                                      ----------------   ---------------
Operating Activities
   Net income                                                           $       1,332     $       1,181
   Adjustments to reconcile net cash provided by
      operating activities:
      Provision for loan losses                                                    45                45
      Depreciation                                                                184               163
      (Gains) / losses on sales of equipment                                       12                (1)
      Amortization of securities' premiums and
         accretion of discounts, net                                               16                29
      Realized gains on sales of securities                                      (133)                0
      (Increase) decrease in accrued income receivable
         and other assets                                                         279              (180)
      Decrease in interest payable and other liabilities                         (203)             (123)
                                                                        --------------    --------------

         Net cash provided by operating activities                              1,532             1,114
                                                                        --------------    --------------

Investing Activities
--------------------
   Securities held to maturity:
      Proceeds from called / matured securities                                 1,040               950
   Securities available for sale:
      Proceeds from called / matured securities and
         principal repayments                                                   3,725             3,205
      Proceeds from sales                                                         460                 0
      Purchases                                                                (5,138)           (3,282)
   Net increase in loans receivable                                            (6,236)           (2,915)
   Proceeds from sales of equipment                                                 0                 3
   Purchases of equipment                                                         (75)             (156)
                                                                        --------------    --------------

         Net cash used in investing activities                                 (6,224)           (2,195)
                                                                        --------------    --------------

Financing Activities
--------------------
   Net increase (decrease) in demand deposits, N.O.W.                          (4,645)            2,226
     accounts, and savings accounts
   Net increase (decrease) in time deposits                                    (1,193)            1,356
   Net increase (decrease) in short-term borrowings                             3,998            (3,060)
   Term borrowings                                                              5,000                 0
   Purchase of treasury stock                                                    (363)             (839)
   Issuance of treasury stock                                                      93                68
   Cash dividends                                                                (572)             (480)
                                                                        --------------    --------------

         Net cash provided by / (used in) financing activities                  2,318             (729)
                                                                        --------------    --------------

         Decrease in cash and cash equivalents                                (2,374)           (1,810)

         Cash and cash equivalents at the beginning of the year                 9,463            11,356
                                                                        --------------    --------------

         Cash and cash equivalents at March 31                          $       7,089     $       9,546
                                                                        ==============    ==============

                             Heritage Bancorp, Inc.
                        and its wholly-owned subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


March 31, 1997

Note A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

Note B - SIGNIFICANT ACCOUNTING POLICIES

Earnings per share:

Earnings per share is based on the weighted average shares outstanding as follows:

                                          1997       1996
                                          ----       ----
       Weighted average shares *        4,782,508  4,829,770


* Weighted average shares outstanding have been restated to give effect to a 2-for-1 stock split in the form of a 100% stock dividend declared April 8, 1997, payable May 23, 1997.


Stock Dividends:

On April 8, 1997, the Corporation issued a 2-for-1 stock split in the form of a 100% stock dividend which has been recorded effective March 31, 1997. Accordingly, issued shares of common stock increased 2,501,052 shares and a transfer of $12,505,260, representing the par value of additional shares issued, was made to the common stock account from retained earnings. All per share and related data have been restated to give effect to these transactions.

                      Management's Discussion and Analysis


FINANCIAL CONDITION

The Corporation functions as a financial intermediary, therefore trends in its sources and uses of funds should be examined when reviewing financial condition. Interest rates are a primary economic factor that affect these trends. The average prime lending rate for the first three months of 1997 was consistent with the same time period in 1996. However, at the end of the quarter the Federal Reserve increased interest rates by 25 basis points with the hint that future rate hikes are expected. The increase in the prime lending rate will have a short-term positive impact on interest income, however, if the market senses continued increases in rates during the near future, new loan demand may slow.

LOANS RECEIVABLE

Net loans increased $6,191,000 or 3.01% first the first quarter of 1997 to $211,833,000. The increase in loans was directly attributable to increased marketing efforts, favorable economic conditions in our market area, and competitive pricing. Management expects this trend to continue throughout 1997 providing that the interest rate environment remains relatively stable.

ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three months ended March 31, 1997 and 1996 were as follows (in 000's):


                                             1997          1996
                                           ---------     ---------
    Balance at beginning of year           $   3,071     $   3,209
    Recoveries of loans                            7           155
    Provision charged to operations               45            45
    Loans charged off                            (21)         (229)
                                           ---------     ---------
    Balance at end of period               $   3,102     $   3,180
                                           =========     =========

The following table summarizes the Corporation's nonaccrual, past due, and restructured loans at March 31, 1997 and December 31, 1996 (in 000's).

                                              1997          1996
                                           ---------     ---------
    Loans on nonaccrual                    $     874     $     893
    Accruing loans past due 90+ days             392           273
    Restructured loans                           -             -
                                           ---------     ---------
     Total                                 $   1,266     $   1,166
                                            ========      ========

As of March 31, 1997 and December 31, 1996, management has identified $447,000 and $329,000, respectively, in loans that are considered potential problem loans. A potential problem loan is any loan specifically identified in management's reserve analysis that is not included in the above table.

Information with respect to impaired loans through March 31, 1997 and 1996 (in 000's):


                                              1997     1996
                                            -------   ------
   Loans receivable for which there is
    a related allowance for loan losses       $ 409   $  481
   Loans receivable for which there is
    no related allowance for loan losses        465      478
                                            -------   ------
     Total impaired loans                     $ 874      959
                                            =======   ======
   Related allowance for loan losses          $ 155   $  179
                                            =======   ======
   Average recorded balance of these
    impaired loans                            $ 883   $1,113
                                            =======   ======
   Interest income recognized on these
    impaired loans                            $  29   $   28
                                            =======   ======

The provision for loan losses was $45,000 for the three months ended March 31, 1997 and 1996. Management monitors the credit quality of its portfolio on an ongoing basis to determine sufficient levels of reserve. The process includes an evaluation of the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. As of March 31, 1997, management believes the current level of the allowance is adequate, and anticipates future provisions for loan losses will be consistent with 1996 levels. The allowance for loan losses was 1.46% and 1.82% of net loans outstanding at March 31, 1997 and 1996. The allowance for loan losses to nonperforming loans was 244.99% and 134.06% at March 31, 1997 and 1996, respectively.

SECURITIES

The securities portfolio decreased $833,000 or .73% compared to the December 31, 1996 ending balance of $113,849,000. The primary reason for the slight decrease is that when securities are matured/called, the proceeds are being used to fund loan growth.

DEPOSITS

Total deposits decreased $5,838,000 or 2.30% to $248,406,000 as of March 31, 1997 compared to December 31, 1996. The majority of the decrease is attributable to a few customers who withdrew large balances to purchase investments or invest in mutual fund money market accounts. Management is using Federal Home Loan Bank borrowings to fund current loan demand in the short-term. These funds have provided a low cost alternative to paying premiums on volatile deposits.

BORROWINGS

Federal Home Loan Bank borrowings increased $8,950,000 or 19.82% compared to December 31, 1996. This increase was primarily to fund increased loan demand and to cover the decline in deposit balances.

LIQUIDITY

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

CAPITAL

The Board of Directors approved a stock buy-back program at their January meeting. The program authorizes the Corporation to repurchase up to $2,500,000 of its own stock. Approximately $362,000 of stock has been repurchased as of March 31, 1997 in connection with the stock buy-back program.

The Corporation is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At March 31, 1997, the Corporation is required to have minimum Tier 1 and total capital ratios of 4.00% and 8.00%, respectively. The Corporation's actual ratios at that date were 19.17% and 20.42%, respectively, which significantly exceed the requirements. The Corporation's leverage ratio at March 31, 1997 was 11.77%.

RESULTS OF OPERATIONS

Net income for the first quarter of 1997 was $1,332,000 ($.28 per share) compared to $1,181,000 ($.25 per share) in 1996, a 12.8% increase. The primary reason for the increased profitability is the additional income generated from the significant loan growth throughout 1996 and during the first quarter of 1997. Increases in overhead expenses were for outside consulting engagements designed to increase the profitability levels of all income producing departments within the Corporation. These costs were offset by increases in trust fees and security gains. Per share data has been restated to reflect a 2-for-1 stock split, in the form of a 100% stock dividend.

NET INTEREST INCOME

Net interest income was $3,964,000 for the three months ended March 31, 1997, an increase of $333,000 or 9.17%, over the same period in 1996. Interest income and interest expense increased $752,000 and $419,000, respectively, for the first quarter of 1997 compared to the same period in 1996. The increase in interest income was primarily due to average loan volume which increased $34,000,000. This increase in loan volume offset the decrease in yield of 22 basis points on the loan portfolio from competitive pricing. On March 25, 1997 the prime lending rate was increased from 8.25% to 8.50%. Interest income will not be effected until the second quarter of 1997. Average borrowings increased $40,500,000 which resulted in an increase in interest expense of $560,000. The Corporation was able to benefit from a decrease in rate on these borrowed funds of 38 basis points resulting in a $46,000 decrease in expense. Average deposits decreased $2,160,000 and the cost of deposits decreased by 9 basis points. The net effect on interest expense from these decreases was a reduction of $95,000.

OTHER INCOME

Other income increased $218,000 or 44.76%, for the three months ended March 31, 1997 compared to the respective period in 1996. Trust department income increased $66,000 or 29.07%, for the three months ended March 31, 1997. The majority of the increase is the result of an increase in trust assets under management this year versus the same period last year. An increase of $18,000 relates to estate fees collected the first quarter 1997. These fees historically vary in nature.

Security gains increased $133,000 or 100% as of March 31, 1997. The majority of the gains was the result of a sale of stock of another financial Corporation that was purchased by a foreign company.

OTHER EXPENSES

Other expenses were $2,747,000 for the three months ended March 31, 1997, an increase of $337,000 or 13.98% over the respective period in 1996.

Salaries and employee benefits increased $94,000, or 7.74% for the three months ended March 31, 1997, compared to the respective periods in 1996. This is due to normal annual salary increases and an increase in the accrual for employee performance compensation of $50,000 which is based on higher earnings this year compared to last year.

Professional fees and other outside services increased $162,000 or 81.41% , for the three months ended March 31, 1997 compared to 1996. The majority of this increase relates to Corporation hiring outside consultants for $121,000 for reorganization of various departments. This is in an effort to increase the operating efficiencies and overall profitability in these areas. Trust safekeeping fees increased $11,000 due to an increase in volume and service fees, data processing costs increased $11,000 relating to increased loan volume, and ATM management fees and management fees increased $5,000 and $9,000, respectively.

The "other" category increased $66,000 or 30.00% for the three months ended March 31, 1997 compared to the same period in 1996. Loan and collection expense increased $35,000 primarily due to an increase in ORE expenses. Directors fees increased $36,000 due to implementation of a retainer fee.

FEDERAL INCOME TAXES

The provision for federal income taxes was $545,000 and $482,000 for the three months ended March 31, 1997 which represents an increase of $63,000 or 13.07%. This variance is due to increased earnings in 1997. Effective tax rates were 29.04% and 28.98% for the three month periods ended March 31, 1997 and 1996. The increase in effective rates is due to tax-exempt interest income from loans and securities comprising a lower percentage of income before income taxes in 1997 compared to 1996.

PART II   OTHER INFORMATION


Item 1.   Legal Proceedings - Not Applicable

Item 2.   Changes in Securities - Not Applicable

Item 3.   Defaults Upon Senior Securities - Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.   Other Information - Not Applicable

Item 6.   Exhibits and Reports on Form 8-K -

          The Corporation filed a current report on Form 8-K with the Securities and Exchange Commission on February 10, 1997 announcing a stock buy-back program that authorizes the Corporation to repurchase up to $2,500,000 of its own stock.

          No other reports on Form 8-K were filed during the three months ended March 31, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                    HERITAGE BANCORP, INC.
                                         (Registrant)



     5/14/97                         /s/ Allen E. Kiefer,
  ------------                     -------------------------------------
     (Date)                          Allen E. Kiefer,
                                     President & Chief Executive Officer

     5/14/97                         /s/ David L. Scott
  ------------                     -------------------------------------
     (Date)                          David L. Scott, CPA
                                     Vice President & Chief Financial Officer