Form 10-Q
period 1997-06-30
HERITAGE BANCORP INC /PA/
filed 1997-08-13
CIK 714309

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10 - Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) of the

                        SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended June 30, 1997

                        Commission file number 0-12506


                            Heritage Bancorp, Inc.

                           Pennsylvania  23-2228542

                 120 South Centre Street, Pottsville, PA 17901

                                (717) 622-2320


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               ------      ------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                    Common stock, par value $5.00 per share

               4,773,927 shares outstanding as of June 30, 1997

                            Heritage Bancorp, Inc.
                        and its wholly owned subsidiary
                        -------------------------------

Consolidated Balance Sheets (Unaudited)
-----------------------------------------------------------------
(Dollars in thousands)                                             June 30,    December 31,
                                                                     1997          1996
                                                                 ------------  ------------
ASSETS
------
Cash and due from banks                                           $    9,339    $    9,463

Securities:
   Held to maturity (fair value 1997 - $17,588;
      fair value 1996 - $19,717)                                      17,395        19,460
   Available for sale                                                 95,047        95,222
                                                                 ------------  ------------
                                                                     112,442       114,682

Loans receivable:
   Commercial, financial, and agricultural                           101,495        95,135
   Real estate - mortgage and construction                            70,939        68,102
   Consumer                                                           48,544        45,830
                                                                 ------------  ------------
                                                                     220,978       209,067
Less: Unearned income                                                   (232)         (354)
      Allowance for loan losses                                       (3,106)       (3,071)
                                                                 ------------  ------------
   Net loans                                                         217,640       205,642

Premises and equipment, net of accumulated
   depreciation                                                        5,133         5,331
Accrued income receivable and other                                    7,037         6,836
                                                                 ------------  ------------
                                                                  $  351,591    $  341,954
                                                                 ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits:
   Noninterest bearing                                            $   32,608    $   31,458
   Interest bearing                                                  224,975       222,786
                                                                 ------------  ------------
      Total deposits                                                 257,583       254,244

Short term borrowings and securities sold under
   agreements to repurchase                                           15,942        15,952
Term funds borrowed                                                   34,450        29,450
Other liabilities                                                      2,233         2,227
                                                                 ------------  ------------
      Total liabilities                                              310,208       301,873

Stockholders' Equity:
   Preferred stock, $25 par value; 10,000,000 shares
      authorized and unissued                                              0             0
   Common stock, $5 par value; authorized 10,000,000
      shares issued 1997 - 5,002,104; 1996 - 2,501,052
      shares                                                          25,011        12,505
   Surplus                                                               728           668
   Retained earnings                                                  17,506        28,474
   Treasury stock, at cost (1997 - 228,177 shares;
      1996 - 100,791 shares)                                          (2,342)       (1,961)
   Net unrealized appreciation on securities
      available for sale, net of tax                                     480           395
                                                                 ------------  ------------
      Total stockholders' equity                                      41,383        40,081
                                                                 ------------  ------------
                                                                  $  351,591    $  341,954
                                                                 ============  ============

                            Heritage Bancorp, Inc.
                        and its wholly owned subsidiary
                        -------------------------------

Consolidated Statements of Income (Unaudited)
--------------------------------------------------------------------------------
(Dollars in thousands)

                                                                             Three Months Ended              Six Months Ended
                                                                                  June 30,                        June 30,
                                                                           1997            1996            1997            1996
                                                                       ------------    ------------    ------------    ------------
Interest income:
  Loans, including fees                                                 $     4,907     $     4,146     $     9,609     $     8,173
  Investment and mortgage-backed securities:
    Taxable                                                                   1,507           1,501           3,023           3,008
    Tax-exempt                                                                  256             196             495             364
  Other                                                                           1               6               1               9
                                                                       ------------    ------------    ------------    ------------
     Total interest income                                                    6,671           5,849          13,128          11,554

Interest expense:
  Deposits                                                                    1,888           1,885           3,748           3,840
  Borrowings:
    Short-term                                                                  279             164             531             221
    Long-term                                                                   470              63             851             125
                                                                       ------------    ------------    ------------    ------------
     Total interest expense                                                   2,637           2,112           5,130           4,186
                                                                       ------------    ------------    ------------    ------------
     Net interest income                                                      4,034           3,737           7,998           7,368
Provision for loan losses                                                        45              45              90              90
                                                                       ------------    ------------    ------------    ------------
     Net interest income after provision for loan losses                      3,989           3,692           7,908           7,278
Other income:
  Trust department                                                              184             194             477             421
  Service charges                                                               178             158             349             318
  Other income                                                                  151             105             259             205
  Security gains                                                                  8               0             141               0
                                                                       ------------    ------------    ------------    ------------
     Total other income                                                         521             457           1,226             944
                                                                       ------------    ------------    ------------    ------------
Other expenses:
  Salaries and employee benefits                                              1,334           1,237           2,642           2,451
  Occupancy, net                                                                194             200             422             446
  Equipment                                                                     199             194             403             380
  Communications and supplies                                                   172             154             356             321
  Professional fees and outside services                                        263             257             624             456
  Marketing and advertising                                                      99              76             177             154
  Taxes other than income                                                        91              90             182             189
  FDIC insurance premiums                                                         9               0              16               1
  Other                                                                         224             207             510             427
                                                                       ------------    ------------    ------------    ------------
     Total other expenses                                                     2,585           2,415           5,332           4,825
                                                                       ------------    ------------    ------------    ------------

     Income before income taxes                                               1,925           1,734           3,802           3,397
Federal income taxes                                                            574             503           1,119             985
                                                                       ------------    ------------    ------------    ------------
     Net income                                                         $     1,351     $     1,231     $     2,683     $     2,412
                                                                       ============    ============    ============    ============
Net income per common share                                             $      0.28     $      0.26     $      0.56     $      0.50
                                                                       ============    ============    ============    ============

                            Heritage Bancorp, Inc.
                        and its wholly owned subsidiary
                        -------------------------------

Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------
(Dollars in thousands)

                                                                         Six Months Ended June 30,
                                                                            1997           1996
                                                                       ------------    ------------
Operating Activities
--------------------
 Net income                                                             $     2,683     $     2,412
 Adjustments to reconcile net cash provided by
  operating activities:
  Provision for loan losses                                                      90              90
  Depreciation                                                                  358             324
  (Gains)/losses on sales of equipment                                            6              (6)
  Amortization of securities' premiums and
   accretion of discounts, net                                                   24              55
  Realized gains on sales of securities                                        (141)              0
  Increase in accrued income receivable
   and other assets                                                            (255)           (674)
  Increase (decrease) in interest payable and other liabilities                   6            (232)
                                                                       ------------    ------------

    Net cash provided by operating activities                                 2,771           1,969
                                                                       ------------    ------------

Investing Activities
--------------------
  Securities held to maturity:
    Proceeds from called/matured securities                                   2,055           4,015
    Purchases                                                                     0          (1,998)
  Securities available for sale:
    Proceeds from called/matured securities and
      principal repayments                                                    5,640           6,027
    Proceeds from sales                                                       2,966               8
    Purchases                                                                (8,165)        (14,927)
  Net increase in loans receivable                                          (12,088)        (13,125)
  Proceeds from sales of equipment                                               30               8
  Purchases of equipment                                                       (196)           (416)
                                                                       ------------    ------------

    Net cash used in investing activities                                    (9,758)        (20,408)
                                                                       ------------    ------------

Financing Activities
--------------------
  Net increase in demand deposits, N.O.W                                        787           1,483
   accounts, and savings accounts
  Net increase in time deposits                                               2,552             277
  Net increase (decrease) in short-term borrowings                              (10)         18,619
  Term borrowings                                                             5,000               0
  Purchase of treasury stock                                                   (571)           (839)
  Issuance of treasury stock                                                    250             131
  Cash dividends                                                             (1,145)           (967)
                                                                       ------------    ------------

    Net cash provided by financing activities                                 6,863          18,704
                                                                       ------------    ------------

    Increase (decrease) in cash and cash equivalents                           (124)            265

    Cash and cash equivalents at the beginning of the year                    9,463          11,356
                                                                       ------------    ------------

    Cash and cash equivalents at June 30                                $     9,339     $    11,621
                                                                       ============    ============

                            Heritage Bancorp, Inc.
                        and its wholly-owned subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


June 30, 1997

Note A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended
June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

Note B - SIGNIFICANT ACCOUNTING POLICIES

Earnings per share:

Earnings per share is based on the weighted average shares outstanding as follows:

                                         1997              1996
                                         ----              ----

         Second quarter*              4,770,399         4,786,642
         Year-to-date*                4,776,453         4,808,206

*Weighted average shares outstanding have been restated to give effect to a 2-for-1 stock split in the form of a 100% stock dividend declared April 8, 1997, paid May 23, 1997.

Note C - STOCK OPTION PLANS

Effective April 15, 1997, under the terms of the 1995 Stock Option Plan for Non-employee Directors, the Corporation awarded certain directors a total of 7,000 stock options at an exercise price of $13.25, per share which was the closing market price on that day, after being adjusted for the stock split.

                      Management's Discussion and Analysis


FINANCIAL CONDITION

The Corporation functions as a financial intermediary, therefore trends in its sources and uses of funds should be examined when reviewing financial condition. The primary reason for the increased profitability is the additional income generated from the significant loan growth that occurred in the second half of 1996 and the early part of 1997. It is important to note that credit quality standards were not compromised to achieve this growth, which is evidenced by a 16.3% decrease in non-performing loans since June 30, 1996.

LOANS RECEIVABLE

Net loans increased $11,998,000 or 5.83% first the first half of 1997 to $217,640,000. The increase in loans was directly attributable to increased marketing efforts, favorable economic conditions in our market area, and competitive pricing. Management expects this trend to continue throughout the second half of 1997 providing that the economic environment remains relatively stable.

ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the six months ended June 30, 1997 and 1996 were as follows (in 000's):

                                                         1997           1996
                                                      ----------    -----------
         Balance at beginning of year                  $   3,071      $   3,209
         Recoveries of loans                                  16            211
         Provision charged to operations                      90             90
         Loans charged off                                   (71)          (274)
                                                      ----------    -----------
         Balance at end of period                      $   3,106      $   3,236
                                                      ==========    ===========

The following table summarizes the Corporation's nonaccrual, past due, and restructured loans at June 30, 1997 and December 31, 1996 (in 000's).

                                                         1997           1996
                                                      ----------    -----------
         Loans on nonaccrual status                    $     954     $      893
         Accruing loans past due 90+ days                  1,190            273
         Restructured loans                                  -              -
                                                      ----------    -----------
           Total                                       $   2,144     $    1,166
                                                      ==========    ===========

Included in accruing loans past due 90 plus days as of June 30, 1997 is a loan with an outstanding balance of $572,325 that was brought current during the first week of July.

As of June 30, 1997 and 1996, management has identified $391,000 and $403,000, respectively, in loans that are considered potential problem loans. A potential problem loan is any loan specifically identified in management's reserve analysis that is not included in the above table.

Information with respect to impaired loans through June 30, 1997 and 1996 (in 000's):

                                                                                         1997           1996
                                                                                     -----------    -----------
   Impaired loans for which there is a related allowance for loan losses              $      487     $      564
   Impaired loans for which there is no related allowance for loan losses                    467            371
                                                                                     -----------    -----------
    Total impaired loans                                                              $      954            935
                                                                                     ===========    ===========
   Related allowance for loan losses                                                  $      165     $      195
                                                                                     ===========    ===========
   Average recorded balance of these impaired loans                                   $      992     $    1,101
                                                                                     ===========    ===========
   Interest income recognized on these impaired loans                                 $       36     $       36
                                                                                     ===========    ===========

The provision for loan losses was $90,000 for the six months ended June 30, 1997 and 1996. Management monitors the credit quality of its portfolio on an ongoing basis to determine sufficient levels of reserve. The process includes an evaluation of the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. As of June 30, 1997, management believes the current level of the allowance is adequate, and anticipates future provisions for loan losses will be consistent with 1996 levels. The allowance for loan losses was 1.43% and 1.75% of net loans outstanding at June 30, 1997 and 1996. The allowance for loan losses to nonperforming loans was 144.85% and 126.34% at June 30, 1997 and 1996, respectively.

SECURITIES

The securities portfolio decreased $2,240,000 or 1.95% compared to the December 31, 1996 ending balance of $114,682,000. The proceeds from the maturities and principal repayments has primarily been used to fund loan growth.

DEPOSITS

The Corporation was able the maintain stable deposit levels throughout the first half of 1997. Total deposits increased $3,339,000 or 1.31% to $257,583,000 as of June 30, 1997 compared to December 31, 1996. During the same period last year deposits increased $1,760,000 or .70%.

BORROWINGS

Federal Home Loan Bank term funds borrowed increased $5,000,000 or 16.98% compared to December 31, 1996 of $29,450,000. This increase was primarily due to fund increased loan demand as deposit growth and security repayments were not sufficient to cover the increase in loan volume. Borrowings from the FHLB have provided an alternative source of funds at a lower cost then paying premium rates to attract deposits that would be deemed volatile in nature.

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

CAPITAL

The Corporation is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At June 30, 1997, the Corporation is required to have minimum Tier 1 and total capital ratios of 4.00% and 8.00%, respectively. The Corporation's actual ratios at that date were 18.41% and 19.67%, respectively, which significantly exceed the requirements. The Corporation's leverage ratio at June 30, 1997 was 11.72%.

RESULTS OF OPERATIONS

Net income for the second quarter of 1997 was $1,351,000 ($.28 per share) compared to $1,231,000 ($.26 per share) in 1996, a 9.75% increase. Earnings for the six month period ended June 30, 1997 were $2,683,000 ($.56 per share), a
11.24 % increase over 1996 results of $2,412,000 ($.50 per share). The primary reason for the increased profitability is the additional income generated from the significant loan growth throughout 1996 and during the first half of 1997. Increases in overhead expenses were for outside consulting engagements designed to increase the profitability levels of all income producing departments within the Corporation. These costs were offset by increases in trust fees, other income and security gains.

NET INTEREST INCOME

Net interest income was $4,034,000 and $7,998,000 for the three and six months ended June 30, 1997, an increase of $297,000 or 7.95% and $630,000 or 8.55%, over the same period in 1996. The increase in interest income was primarily due an average increase in net loan volume of $33,976,000 or 19.2%. This increase resulted in $1,436,000 in additional interest income. Average investments also increased $3,882,000 in addition to a 14 basis point increase in the yield, resulting in $138,000 in additional interest income for the six months ended June 30, 1997. Average borrowings, used to fund loan demand, increased $39,192,000 which resulted in an increase in interest expense of $1,080,000.
The Corporation was able to benefit from a decrease in rate on these borrowed funds by 16 basis points resulting in a $44,000 decrease in expense. Average deposits decreased $4,631,000 resulting in a decrease in interest expense of $92,000 for the six months ended June 30, 1997.

OTHER INCOME

Other income increased $64,000 or 14.00%, for the three months ended June 30, 1997 and $282,000 or 29.87% for the six months ended June 30, 1997 compared to the respective periods in 1996. Trust department income increased $56,000 or 13.30%, for the six months ended June 30, 1997. The majority of the increase is the result of an increase in trust assets under management this year versus the same period last year.

The "other" category increased $46,000 or 43.81% and $54,000 or 26.34% for the three and six months ended June 30, 1997. The majority of the increase relates to an increase in gains from the sale of loans to Freddie Mac in addition to increased commissions on the sale of insurance on mortgage and installment loans. Also contributing to the increase is fee income from our debit card program which was introduced during the fourth quarter of 1996.

Security gains increased $8,000 and $141,000 or 100% for the three and six months ended June 30, 1997. The majority of the gains was the result of a sale of stock of another financial Corporation that was purchased by a foreign company.

OTHER EXPENSES

Other expenses were $2,585,000 and $5,332,000 for the three and six months ended June 30, 1997, an increase of $170,000 or 7.04% and $507,000 or 10.51%, over the respective period in 1996.

Salaries and employee benefits increased $97,000 or 7.84% and $191,000 or 7.79% for the three and six months ended June 30, 1997, compared to the respective periods in 1996. This is due to normal annual salary increases and an increase in the accrual for employee performance compensation of $87,000 which is based on projected increase in earnings this year compared to last year.

Professional fees and other outside services increased $6,000 or 2.33% and $168,000 or 36.84%, for the three and six months ended June 30, 1997 compared to 1996. For the three months ended June 30, 1997 expenses are comparable to the respective period in 1996. The year-to-date increase over 1996 relates to the utilization of outside consultants for the reorganization of various departments. This is in an effort to increase the operating efficiencies and overall profitability in these areas.

The "other" category increased $17,000 or 8.21% and $83,000 or 19.44% for the three and six months ended June 30, 1997 compared to the same period in 1996. The majority of the increase for the three and six months ended June 30, 1997 relates to loan and collection expense. Year-to-date this category increased $42,000 primarily due to the write-down of ORE assets. Also, directors fees increased $31,000 due to implementation of a retainer fee during the first quarter of 1997.

FEDERAL INCOME TAXES

The provision for federal income taxes was $574,000 and $1,119,000 for the three and six months ended June 30, 1997 which represents an increase of $71,000 or 14.12% and $134,000 or 13.60% over the June 30, 1996 respective periods. This variance is due to increased earnings in 1997. Effective tax rates were 29.43% and 29.00% for the six months ended June 30, 1997 and 1996.

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


                                                HERITAGE BANCORP, INC.
                                                     (Registrant)

    August 13, 1997                     /s/ Allen E. Kiefer
------------------------              ------------------------------------------
        (Date)                          Allen E. Kiefer,
                                        President & Chief Executive Officer


    August 13, 1997                     /s/ David L. Scott
------------------------              ------------------------------------------
        (Date)                          David L. Scott, CPA
                                        Vice President & Chief Financial Officer