Form 10-Q
period 1997-09-30
HERITAGE BANCORP INC /PA/
filed 1997-11-14
CIK 714309

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10 - Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) of the

                        SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended September 30, 1997

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


                    Common stock, par value $5.00 per share

             4,757,289 shares outstanding as of September 30, 1997

                       Heritage Bancorp, Inc.
                  and its wholly owned subsidiary
                  -------------------------------

Consolidated Balance Sheets (Unaudited)
---------------------------------------------------------------------
(Dollars in thousands)                                                September 30,      December 31,
                                                                           1997              1996
                                                                     ---------------    --------------
ASSETS
------

Cash and due from banks                                                $      7,614      $      9,463

Securities:
   Held to maturity (fair value 1997 - $0;
      fair value 1996 - $19,717)                                                  0            19,460
   Available for sale                                                       111,267            95,222
                                                                     ---------------    --------------
                                                                            111,267           114,682

Loans receivable:
   Commercial, financial, and agricultural                                  109,157            95,135
   Real estate - mortgage and construction                                   72,002            68,102
   Consumer                                                                  49,429            45,830
                                                                     ---------------    --------------
                                                                            230,588           209,067
Less: Unearned income                                                          (192)             (354)
         Allowance for loan losses                                           (3,145)           (3,071)
                                                                     ---------------    --------------
   Net loans                                                                227,251           205,642

Premises and equipment, net of accumulated depreciation                       5,110             5,331
Accrued income receivable and other                                           6,521             6,836
                                                                     ---------------    --------------
                                                                       $    357,763      $    341,954
                                                                     ===============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits:
   Noninterest bearing                                                 $     33,275      $     31,458
   Interest bearing                                                         224,333           222,786
                                                                     ---------------    --------------
      Total deposits                                                        257,608           254,244


Short term borrowings                                                        10,004            15,952
Term funds borrowed                                                          44,450            29,450
Other liabilities                                                             2,758             2,227
                                                                     ---------------    --------------
      Total liabilities                                                     314,820           301,873

Stockholders' Equity:
   Preferred stock, $25 par value; 10,000,000 shares
      authorized and unissued                                                     0                 0
   Common stock, $5 par value; authorized 10,000,000 shares
      issued 1997 - 5,002,104; 1996 - 2,501,052 shares                       25,011            12,505
   Surplus                                                                      772               668
   Retained earnings                                                         18,525            28,474
   Treasury stock, at cost (1997 - 244,815 shares;
      1996 - 100,791 shares)                                                 (2,564)           (1,961)
   Net unrealized appreciation on securities
      available for sale, net of tax                                          1,199               395
                                                                     ---------------    --------------
      Total stockholders' equity                                             42,943            40,081
                                                                     ---------------    --------------
                                                                       $    357,763      $    341,954
                                                                     ===============    ==============

                       Heritage Bancorp, Inc.
                  and its wholly owned subsidiary
                  -------------------------------

Consolidated Statements of Income (Unaudited)
---------------------------------------------------------------
(Dollars in thousands)                                                Three Months Ended                 Nine Months Ended
                                                                         September 30,                      September 30,
                                                                    1997              1996              1997             1996
                                                                -------------    --------------    -------------    -------------
Interest income:
   Loans, including fees                                         $     5,131      $      4,287      $    14,740      $    12,460
   Investment and mortgage-backed securities:
      Taxable                                                          1,456             1,559            4,479            4,567
      Tax-exempt                                                         293               217              788              581
   Other                                                                   0                 2                1               11
                                                                -------------    --------------    -------------    -------------
         Total interest income                                         6,880             6,065           20,008           17,619

Interest expense:
   Deposits                                                            2,021             1,879            5,769            5,719
   Borrowings:
      Short-term                                                          96               309              627              530
      Long-term                                                          602                63            1,453              188
                                                                -------------    --------------    -------------    -------------
         Total interest expense                                        2,719             2,251            7,849            6,437
                                                                -------------    --------------    -------------    -------------
         Net interest income                                           4,161             3,814           12,159           11,182

Provision for loan losses                                                 45                45              135              135
                                                                -------------    --------------    -------------    -------------
         Net interest income after provision for loan losses           4,116             3,769           12,024           11,047

Other income:
   Trust department                                                      187               176              664              597
   Service charges                                                       173               173              522              491
   Other                                                                 193               151              452              356
   Security gains                                                         10                 0              151                0
                                                                -------------    --------------    -------------    -------------
         Total other income                                              563               500            1,789            1,444
                                                                -------------    --------------    -------------    -------------

Other expenses:
   Salaries and employee benefits                                      1,284             1,244            3,926            3,695
   Occupancy, net                                                        133               213              555              659
   Equipment                                                             192               192              595              572
   Communications and supplies                                           148               153              504              474
   Professional fees and outside services                                250               267              874              723
   Marketing and advertising                                              85               112              262              266
   Taxes other than income                                                96               102              278              291
   FDIC insurance premiums                                                 7                 1               23                2
   Other                                                                 189               196              699              623
                                                                -------------    --------------    -------------    -------------
         Total other expenses                                          2,384             2,480            7,716            7,305
                                                                -------------    --------------    -------------    -------------

         Income before income taxes                                    2,295             1,789            6,097            5,186

Federal income taxes                                                     658               515            1,777            1,500
                                                                -------------    --------------    -------------    -------------
         Net income                                              $     1,637      $      1,274      $     4,320      $     3,686
                                                                =============    ==============    =============    =============

Net income per common share                                      $      0.34      $       0.27      $      0.91      $      0.77
                                                                =============    ==============    =============    =============

                         Heritage Bancorp, Inc.
                     and its wholly owned subsidiary
                     -------------------------------

Consolidated Statements of Cash Flows (Unaudited)
------------------------------------------------------------------------
(Dollars in thousands)
                                                                           Nine Months Ended September 30,
                                                                               1997              1996
                                                                          ---------------    --------------
Operating Activities
--------------------
   Net income                                                               $      4,320       $     3,686
   Adjustments to reconcile net cash provided by
      operating activities:
      Provision for loan losses                                                      135               135
      Depreciation                                                                   518               492
      Losses on sales of equipment                                                     9                 2
      Amortization of securities' premiums and
         accretion of discounts, net                                                  60                78
      Realized gains on sales of securities available for sale                      (151)                0
      Increase in accrued income receivable
         and other assets                                                           (126)             (636)
      Increase (decrease) in interest payable and other liabilities                  531              (155)
                                                                          ---------------    --------------

         Net cash provided by operating activities                                 5,296             3,602
                                                                          ---------------    --------------

Investing Activities
--------------------
   Securities held to maturity:
      Proceeds from called / matured securities                                    2,055             6,715
      Purchases                                                                        0            (1,998)
   Securities available for sale:
      Proceeds from called / matured securities and
         principal repayments                                                      8,190             8,222
      Proceeds from sales                                                         27,052               401
      Purchases                                                                  (32,546)          (20,610)
   Net increase in loans receivable                                              (21,744)          (19,549)
   Proceeds from sales of equipment                                                   30                 8
   Purchases of equipment                                                           (336)             (586)
                                                                          ---------------    --------------

         Net cash used in investing activities                                   (17,299)          (27,397)
                                                                          ---------------    --------------

Financing Activities
--------------------
   Net decrease in demand deposits, N.O.W.                                        (2,261)           (2,874)
     accounts, and savings accounts
   Net increase in time deposits                                                   5,625               512
   Net increase (decrease) in short-term borrowings                               (5,948)           27,178
   Term borrowings                                                                40,000                 0
   Repayment of term borrowings                                                  (25,000)                0
   Purchase of treasury stock                                                       (851)             (927)
   Issuance of treasury stock                                                        352               220
   Cash dividends                                                                 (1,763)           (1,495)
                                                                          ---------------    --------------

         Net cash provided by financing activities                                10,154            22,614
                                                                          ---------------    --------------

         Decrease in cash and cash equivalents                                    (1,849)           (1,181)

         Cash and cash equivalents at the beginning of the year                    9,463            11,356
                                                                          ---------------    --------------

         Cash and cash equivalents at September 30                          $      7,614       $    10,175
                                                                          ===============    ==============

                             Heritage Bancorp, Inc.
                        and its wholly-owned subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


September 30, 1997

Note A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

Note B - SIGNIFICANT ACCOUNTING POLICIES

Earnings per share:

Earnings per share is based on the weighted average shares outstanding as follows:

                                      1997          1996
                                    ---------     ---------
      Third quarter shares *        4,755,956     4,786,782
      Year-to-date *                4,769,621     4,800,864

* Weighted average shares outstanding have been restated to give effect to a 2-for-1 stock split in the form of a 100% stock dividend issued May 23, 1997.

                      Management's Discussion and Analysis


FINANCIAL CONDITION

The Corporation functions as a financial intermediary, therefore trends in its sources and uses of funds should be examined when reviewing financial condition. The primary reason for the increased profitability is the additional income generated from the significant loan growth that occurred in the second half of 1996 and throughout 1997. It is important to note that credit quality standards were not compromised to achieve this growth. Further analysis of these items are detailed within.

LOANS RECEIVABLE

Net loans increased $21,609,000, or 10.5%, during the nine months ended September 30, 1997 to $227,251,000. The increase in loans was directly attributable to increased marketing efforts, favorable economic conditions in our market area, and competitive pricing. The Corporation has purchased loan participations from other community banks outside our primary market area. As of September 30, 1997 and 1996, total loan participations were $20,258,000, or 18.6%, and $9,060,000, or 10.7%, of total commercial loans outstanding, respectively.

ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the nine months ended September 30, 1997 and 1996 were as follows (in 000's):

                                                         1997          1996
                                                       -------        -------
    Balance at beginning of year                       $ 3,071        $ 3,209
    Recoveries of loans                                    129            216
    Provision charged to operations                        135            135
    Loans charged off                                    (190)          (314)
                                                       -------        -------
    Balance at end of period                           $ 3,145        $ 3,246
                                                       =======        =======
    Net charge-offs to average loans outstanding           .04%           .07%
                                                       =======        =======

The following table summarizes the Corporation's nonaccrual, past due, and restructured loans at September 30, 1997 and December 31, 1996 (in 000's).

                                                         1997          1996
                                                       -------        -------
    Loans on nonaccrual                                $ 1,061        $   893
    Accruing loans past due 90+ days                       764            273
    Restructured loans                                       0              0
                                                       -------        -------
     Total                                             $ 1,825        $ 1,166
                                                       =======        =======
    Nonperforming loans to average loans outstanding       .85%           .63%
                                                       =======        =======
    Allowance for loan losses to nonperforming loans    172.34%        263.40%
                                                       =======        =======

As of September 30, 1997 and 1996, management has identified $219,000 and $367,000, respectively, in loans that are considered potential problem loans. A potential problem loan is any loan specifically identified in management's reserve analysis that is not included in the above table.

Information with respect to impaired loans through September 30, 1997 and 1996 (in 000's):

                                                  1997        1996
                                               ---------   ---------
   Impaired loans for which there is a
    related allowance for loan losses          $     466   $     896
   Impaired loans for which there is no
    related allowance for loan losses                595          73
                                               ---------   ---------
     Total impaired loans                      $   1,061         969
                                               =========   =========
   Related allowance for loan losses           $     150   $     335
                                               =========   =========
   Average recorded balance of these
    impaired loans                             $   1,194   $   1,051
                                               =========   =========
   Interest income recognized on these
    impaired loans                             $      43   $       9
                                               =========   =========

The provision for loan losses was $45,000 and $135,000 for the three and nine months ended September 30, 1997 and 1996. Management monitors the credit quality of its portfolio on an ongoing basis to determine sufficient levels of reserve. The process includes an evaluation of the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. As of September 30, 1997, management believes the current level of the allowance is adequate, and anticipates future provisions for loan losses will be consistent with 1996 levels.

SECURITIES

The securities portfolio decreased $3,415,000, or 3.0%, compared to the December 31, 1996 ending balance of $114,682,000. The proceeds from maturities and principal repayments has primarily been used to fund loan growth. Investment securities with an amortized cost of $17,395,000 were reclassified from held to maturity to available for sale during the third quarter in order to provide flexibility for management to implement new investment strategies. The reclassification resulted in a $193,000 mark-to-market adjustment on the securities previously classified as held to maturity with a corresponding adjustment to equity of $127,000 for unrealized gains, net of taxes.

DEPOSITS

The Corporation was able the maintain stable deposit levels during the nine months ended September 30, 1997. Total deposits increased $3,364,000, or 1.3%, to $257,608,000 as of September 30, 1997 compared to December 31, 1996. During the same period in 1996 deposits decreased $2,362,000 or 0.9%.

BORROWINGS

Federal Home Loan Bank borrowings increased $9,052,000, or 20.0%, compared to the balance at December 31, 1996 of $45,402,000. The increase in borrowings was primarily due to fund increased loan demand as deposit growth and security repayments were not sufficient to cover the increase in loan volume. Borrowings from the FHLB have provided an alternative source of funds at a lower cost then paying premium rates to attract deposits that would be deemed volatile in nature.

LIQUIDITY

The Corporation maintains liquidity through its available for sale securities portfolio, which management considers extremely liquid. The liquidity of this portfolio, the Bank's core deposits, credit facilities which have been arranged through the Federal Home Loan Bank provide the Corporation with funds necessary to meet loan demand or deposit run-off.

CAPITAL

The Corporation is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At September 30, 1997, the Corporation is required to have minimum Tier 1 and total capital ratios of 4.00% and 8.00%, respectively. The Corporation's actual ratios at that date were 17.3% and 18.5%, respectively, which significantly exceed the requirements. The Corporation's leverage ratio at September 30, 1997 was 12.0%.

RESULTS OF OPERATIONS

Net income for the third quarter of 1997 was $1,637,000 ($.34 per share) compared to $1,274,000 ($.27 per share) in 1996, a 28.5% increase. Earnings for the nine month period ended September 30, 1997 increased 17.2% to $4,320,000 ($.91 per share) compared to $3,686,000 ($.77 per share) in 1996. The primary reason for the increased profitability is the additional income generated from the significant loan growth throughout 1996 and 1997. Increases in overhead expenses were for outside consulting engagements designed to increase the profitability levels of all income producing departments within the Corporation. These costs were offset by increases in trust fees, other income and security gains.

NET INTEREST INCOME

Net interest income was $4,161,000 for the three month and $12,159,000 for the nine months ended September 30, 1997. This represents an increase of $347,000, or 9.1%, and $977,000, or 8.7%, over the same period in 1996. The increase in interest income for the nine month period was primarily due to an increase in average net loan volume of $34,327,000 resulting in $2,403,000 in additional interest income compared to the same period in 1996. A slight decrease in loan yields due to increased competition resulted in a decrease of $123,000 in interest income. Average investments increased $1,532,000 in addition to a 16 basis point increase in the yield, resulting in $119,000 in additional interest income. Average borrowings, used to fund loan demand, increased $33,744,000 which resulted in an increase in interest expense of $1,398,000. The Corporation was able to benefit by a decrease in rates on these borrowed funds reducing interest expense by $36,000. The increase in interest expense on deposits of $50,000 was due to slightly higher overall rates and was offset by a decrease in average interest bearing deposits of $1,808,000.

OTHER INCOME

Other income increased $63,000, or 12.6%, for the three months ended September 30, 1997 and $345,000, or 23.9% for the nine months ended September 30, 1997 compared to the respective periods in 1996. Trust department income increased $67,000, or 11.2%, for the nine months ended September 30, 1997 despite a decrease in estate fees collected compared to the same period in 1996. The majority of the increase is the result of an increase in trust assets under management this year versus the same period last year.

Other income increased $42,000, or 27.8%, and $96,000, or 27.0%, for the three and nine months ended September 30, 1997 compared to the same periods in 1996. The majority of the increase related to an increase in gains from the sale of loans to Freddie Mac in addition to increased commissions on the sale of insurance to mortgage and installment loan customers. Also contributing to the year-to-date increase was $27,000 in additional fee income from the assessment of late charges on visa and mastercard accounts. Debit cards, a new product introduced during the first quarter of 1997, generated $26,000 of fee income year to date.

Security gains increased $10,000 and $151,000 for the three and nine months ended September 30, 1997. The majority of the gains occurred during the second quarter of 1997 which was the result of the sale of stock of another financial Corporation that was purchased by a foreign company.

OTHER EXPENSES

Other expenses were $2,384,000 and $7,716,000 for the three and nine months ended September 30, 1997. This represents a decrease of $96,000, or 3.9%, and an increase of $411,000, or 5.6%, over the respective periods in 1996.

Salaries and employee benefits increased $40,000, or 3.2%, and $231,000, or 6.3%, for the three and nine months ended September 30, 1997, compared to the respective periods in 1996. This is due to normal annual salary increases and an increase in the accrual for employee performance compensation which is based on projected increase in earnings this year compared to last year.

Occupancy costs decreased $80,000, or 37.6%, and $104,000, or 15.8%, for the three and nine month periods ended September 30, 1997 and 1996, respectively. The majority of the decrease is the result of a reduction in real estate taxes of approximately $90,000 per year due to a reassessment that was completed in 1996 for Schuylkill County.

Professional fees and other outside services decreased $17,000, or 6.4%, for the three months and increased $151,000, or 20.9%, for the nine months ended September 30, 1997 compared to 1996. The decrease for the three month period is due to a reduction in outside consultant fees this year versus the same period in 1996. The year-to-date increases relates to the utilization of outside consultants during the first quarter for the reorganization of various departments to increase the operating efficiencies and overall profitability in these areas.

The "other" category decreased $7,000, or 3.6%, and increased $76,000, or 12.2%, for the three and nine month periods ended September 30, 1997, respectively.
The primary reason for the decrease in the three month period is due to the collection of ORE related expense resulting from the sale of an ORE property totalling $23,000. The majority of the year-to-date increases in this category relates to a forged check that was charged off totalling $18,000 and increased directors fees of $29,000 due to implementation of a retainer fee during the first quarter of 1997.

FEDERAL INCOME TAXES

The provision for federal income taxes was $658,000 and $1,777,000 for the three and nine months ended September 30, 1997 which represents an increase of $143,000, or 27.8%, and $277,000, or 18.5%, over the respective periods in 1996.
This variance is due to increased earnings in 1997. Effective tax rates were 29.2% and 28.9% for the nine months ended September 30, 1997 and 1996.

PART II   OTHER INFORMATION



Item 1.   Legal Proceedings - Not Applicable

Item 2.   Changes in Securities - Not Applicable

Item 3.   Defaults Upon Senior Securities - Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.   Other Information - Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          Exhibit 10 (a)  First Amendment to Employment Agreement between the
                          Corporation and Allen E. Kiefer, President and Chief Executive Officer

          Exhibit 10 (b)  First Amendment to Employment Agreement between the
                          Corporation and Richard A. Ketner, Executive Vice President and Chief Operating Officer

                          Amended and Restated
          Exhibit 10 (c)  Change in Control Agreement between the Corporation and Allen E. Kiefer, President and Chief Executive Officer

                          Amended and Restated
          Exhibit 10 (d)  Change in Control Agreement between the Corporation and Richard A. Ketner, Executive Vice President and Chief Operating Officer

          Exhibit 10 (e)  Change in Control Agreement between the Corporation and David L. Snyder, Vice President and Senior Commercial Loan Officer

          Exhibit 10 (f)  Change in Control Agreement between the Corporation and David L. Scott, Vice President and Chief Financial Officer

          There were no reports filed on Form 8-K during the third quarter of 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                    HERITAGE BANCORP, INC.
                                         (Registrant)


    11/13/97                       /s/ Allen E. Kiefer
  ------------                     --------------------------------------
     (Date)                          Allen E. Kiefer,
                                     President & Chief Executive Officer

    11/13/97                       /s/ David L. Scott
  ------------                     --------------------------------------
     (Date)                          David L. Scott, CPA
                                     Vice President & Chief Financial Officer