Form 10-K405
period 1997-12-31
HERITAGE BANCORP INC /PA/
filed 1998-03-06
CIK 714309

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the fiscal year                              Commission file number 0-12506
ended December 31, 1997

                            HERITAGE BANCORP, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Pennsylvania                                  23-2228542
---------------------------------        ---------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

    120 South Centre Street,
    Pottsville, Pennsylvania                              17901
---------------------------------        ---------------------------------------
    (Address of principal                              (Zip Code)
     executive officer)

Registrant's telephone number, including area code:  (717) 622-2320
                                                     --------------

          Securities registered pursuant to Section 12(b) of the Act:

             None                                      None
---------------------------------    -------------------------------------------
     (Title of each class)           (Name of each exchange on which registered)

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $5.00
--------------------------------------------------------------------------------
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -    -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing sale price on January 31, 1998 was approximately $97,840,924.

     The number of shares of Common Stock outstanding as of January 31, 1998 was 4,772,728.

                            HERITAGE BANCORP, INC.

                              Table of Contents

                                                                                                                   Page
                                                                                                                   ----
Part I

   Item 1.   Business ........................................................................................       3
   Item 2.   Properties ......................................................................................       9
   Item 3.   Legal Proceedings ...............................................................................       9
   Item 4.   Submission of Matters to a Vote of Security Holders .............................................       9

Part II

   Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters .......................       9
   Item 6.   Selected Financial Data .........................................................................      10
   Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations ...........      11
   Item 7A.  Quantitative and Qualitative Disclosure About Market Risk .......................................      28
   Item 8.   Financial Statements and Supplementary Data .....................................................      31
   Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ............      57

Part III

   Item 10.  Directors and Executive Officers of the Registrant ..............................................      57
   Item 11.  Executive Compensation ..........................................................................      59
   Item 12.  Security Ownership of Certain Beneficial Owners and Management ..................................      67
   Item 13.  Certain Relationships and Related Transactions ..................................................      68

Part IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ................................      69

Signatures   .................................................................................................      72

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

The Bank currently operates a network of fourteen full service community offices throughout Schuylkill and northern Dauphin counties. The Corporation is a member of the MAC Regional and Cirrus National ATM networks, operating a network of nine automated teller machines which are installed at community offices. Through its community banking offices, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings, and demand deposits, the making of commercial, consumer, and mortgage loans, the providing of credit cards, automated teller machine services and safe deposit services. The Bank also performs personal, corporate, pension and other fiduciary services through its Trust and Investment Services division. Through its correspondent banking relationships, the Bank also is capable of offering a variety of collection and funds transfer services.

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

The Corporation is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Federal Reserve Board may also make examinations of the Corporation. The BHC Act requires each bank holding company to obtain the approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, five percent or more of the voting shares of such bank.

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

Dividends
---------

Dividends are paid by the Corporation from its assets, which are mainly provided by dividends from the Bank. However, certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this restriction, the Bank, without prior regulatory approval, can declare dividends to the Corporation totaling $5,014,000, plus an additional amount equal to the Bank's net profit for 1998, up to the date of any such dividend declaration.

Under Federal Reserve regulations, the Bank also is limited as to the amount it may lend to its affiliates, including the Corporation, unless such loans are collateralized by specified obligations. At December 31, 1997, the maximum amount available for transfer from the Bank to the Corporation in the form of loans approximated 20% of capital stock and surplus.

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

                            HERITAGE BANCORP, INC.

To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. On December 31, 1997, the Corporation and the Bank exceeded the minimum capital levels of the well capitalized category.

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

                            HERITAGE BANCORP, INC.

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

As part of the legislation, a new formula was adopted whereby BIF insured institutions, such as the Bank, would be required to share in the burden of repayment of the FICO bonds issued to finance the FSLIC in the 1980s. Commencing in calendar year 1997, the only deposit insurance cost for most well-capitalized, well-managed BIF insured and SAIF insured institutions will be FICO bond payments. For years 1997 through 1999, SAIF insured institutions will pay approximately 6.5 cents per $100 in deposits toward the FICO bond payments while BIF insured institutions will pay approximately 1.3 cents per $100 in deposits. During 1997, the Bank paid $31,000 to the FDIC based on average deposits of approximately $250 million. From the year 2000 to 2017, both SAIF insured institutions and BIF insured institutions will pay approximately 2.43 cents per $100 in deposits toward retirement of the FICO obligations.

The legislation also contains certain restrictions on the ability of SAIF insured institutions to transfer deposits to BIF insured affiliates over the next three years and a requirement that Congress must eliminate the thrift charter before merging SAIF into BIF. Finally, the legislation also contained a prohibition against the FDIC assessing any deposit insurance premiums against well-managed, well-capitalized banks when BIF reserves are at or above the statutory reserve requirement of 1.25% of total insured deposits. This resulted in the Bank paying $0 for deposit insurance premiums in 1997.

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

                            HERITAGE BANCORP, INC.

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

Employees
---------

At December 31, 1997, the Corporation and the Bank employed approximately 178 persons.

Mergers and Acquisitions
------------------------

On November 18, 1997, the Corporation entered into an Agreement and Plan of Consolidation (the "Consolidation Agreement") with BCB Financial Services Corporation ("BCB"), pursuant to which BCB and the Corporation will be consolidated (the "Consolidation") into a new and as yet unnamed Pennsylvania business corporation ("Holding Company"). The Consolidation Agreement was approved by the Boards of Directors of both BCB and the Corporation on November 18, 1997.

In the Consolidation, each outstanding share of BCB Common Stock, $2.50 par value per share ("BCB Common Stock"), other than perfected dissenting shares and except as otherwise provided in the Consolidation Agreement, will be converted into 1.3335 shares of Holding Company Common Stock, $1.00 par value per share ("Holding Company Common Stock"), and each outstanding share of Corporation Common Stock, $5.00 par value per share, other than perfected dissenting shares and except as otherwise provided in the Consolidation Agreement, will be converted into 1.05 shares of Holding Company Common Stock. Cash will be paid in lieu of fractional shares. Consummation of the Consolidation is subject to certain terms and conditions, including, among other things, approval by various regulatory authorities and BCB and Corporation shareholders. The foregoing summary of the Consolidation Agreement is qualified in its entirety by reference to the Consolidation Agreement which is incorporated hereby by reference to
Exhibit 2.

BCB and the Corporation also entered into reciprocal Stock Option Agreements dated November 18, 1997 (the "Stock Option Agreements") pursuant to which (i) BCB has granted to the Corporation an option to purchase, under certain circumstances set forth in the BCB Stock Option Agreement, up to 690,515 shares of BCB Common Stock, which represents approximately 19.9% of the number of currently issued and outstanding shares of BCB Common Stock, at a purchase price per share of $22.375, subject to adjustment as provided in the Stock Option Agreement; and (ii) the Corporation has granted to BCB an option to purchase, under certain circumstances set forth in the Heritage Stock Option Agreement, up to 947,041 shares of Heritage Common Stock, which represents approximately 19.9% of the number of currently issued and outstanding shares of Heritage Common Stock, at a purchase price per share of $22.875, subject to adjustment as provided in the Stock Option Agreement. The foregoing summary of the BCB Stock Option Agreement and the Heritage Stock Option Agreement is qualified in its entirety by reference to the Stock Option Agreements which are incorporated herein by reference to Exhibits 99.1 and 99.2, respectively.

Year 2000 Action Plan
---------------------

The Corporation uses software and other computer-related technologies throughout its business that will be affected by the date change in the year 2000. The Corporation's directors, senior management and operations staff are aware of these year 2000 issues and have appointed an internal technology steering committee to study and direct the project to bring all of the Corporation's computer systems into year 2000 compliance during 1998 and 1999. The technology steering committee commenced its activities on September 25, 1996. The Corporation does not do its own in-house programming and therefore is dependent upon outside vendors to make their software year 2000 compliant. The technology steering committee has identified application software and hardware and letters have been sent to all of the Corporation's vendors requesting certification of their year 2000 readiness and plans. Critical vendors that have been

                            HERITAGE BANCORP, INC.

identified have indicated that they are aware of the issues and, according to their plans, will be in compliance during 1998. The Corporation, through the technology steering committee, has determined to work with current vendors and monitor their efforts to become year 2000 compliant. This option was selected over purchasing new systems because it is less costly and vendors' plans appear to be on track. Any new software to be purchased by the Corporation will be certified as year 2000 compliant prior to purchase. Although final cost estimates have yet to be determined, management believes that such cost will not have a material impact on the Corporation's results of operations during 1998 and 1999.

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

                                    PART II
                                    -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The information provided below reflects the actual high, low, and closing prices and the dividends declared for each share of the Corporation's common stock for each quarter of 1997 and 1996. The common stock of Heritage Bancorp, Inc. is traded in the over-the-counter market under the symbol HBCI and is listed on The NASDAQ Stock Market.


                          Stock Price Range                          Dividends
                    ----------------------------      Closing        Declared
                        High             Low           Price         Per Share
                    --------------  ------------   -------------   -------------
       1997
       ----
   First Quarter      $ 13.50          $ 11.13        $ 13.50          $ 0.12
  Second Quarter        17.25            12.75          16.38            0.12
   Third Quarter        19.00            15.75          18.75            0.13
  Fourth Quarter        24.50            18.88          20.38            0.14

       1996
       ----
   First Quarter      $ 10.40           $ 9.70         $ 9.90          $ 0.10
  Second Quarter        11.38             9.90          10.88            0.10
   Third Quarter        11.38            10.25          11.19            0.11
  Fourth Quarter        12.00            10.75          11.13            0.12


Note: Per share data has been restated to give effect to a 2-for-1 stock split, in the form of a 100% stock dividend, issued May 23, 1997 and a 5-for-4 stock split, in the form of a 25% stock dividend, issued on May 24, 1996.

As of January 31, 1998, there were approximately 1,268 holders of record of the Corporation's common stock.

                            HERITAGE BANCORP, INC.

Item 6.  Selected Financial Data


 (in thousands, except per share data)                           1997           1996           1995           1994           1993
                                                             ---------      ---------      ---------      ---------      ---------
Interest income .........................................    $  26,944      $  23,928      $  23,230      $  21,158      $  20,829
Interest expense ........................................      (10,657)        (8,845)        (8,777)        (7,267)        (7,401)
                                                             ---------      ---------      ---------      ---------      ---------
   Net interest income ..................................       16,287         15,083         14,453         13,891         13,428
Provision for loan losses ...............................         (180)          (180)          (310)          (622)          (764)
Other income ............................................        2,496          2,123          1,747          1,864          1,669
Other expenses ..........................................      (10,126)       (10,051)       (10,927)        (9,944)        (9,489)
                                                             ---------      ---------      ---------      ---------      ---------
   Income before income taxes ...........................        8,477          6,975          4,963          5,189          4,844
Income taxes ............................................       (2,449)        (1,995)        (1,554)        (1,477)        (1,255)
                                                             ---------      ---------      ---------      ---------      ---------
   Net income ...........................................    $   6,028      $   4,980      $   3,409      $   3,712      $   3,589
                                                             =========      =========      =========      =========      =========

Per share data:
   Net income (basic and diluted) .......................    $    1.26      $    1.04      $    0.69      $    0.75      $    0.73
   Cash dividends .......................................         0.51           0.43           0.36           0.34           0.31
   Book value - December 31 .............................         9.35           8.35           7.82           7.17           7.05
   Market price - 52 week high ..........................        24.50          12.00          10.50          10.40           8.96
   Market price - 52 week low ...........................        11.13           9.70           9.60           8.48           6.72
   Market price - December 31 ...........................        20.38          11.13          10.10          10.10           8.48

Cash dividends ..........................................    $   2,431      $   2,060      $   1,766      $   1,572      $   1,447

Total assets ............................................    $ 366,269      $ 341,954      $ 303,243      $ 313,489      $ 301,103
Total loans, net ........................................      231,631        205,642        172,158        179,822        174,922
Total investments .......................................      110,780        114,682        114,438        110,031        105,392
Total deposits ..........................................      266,256        254,244        253,050        257,565        252,891
Total equity ............................................       44,619         40,081         38,016         35,578         34,495

Key ratios:
   Return on average assets (ROA) .......................         1.72%          1.58%          1.13%          1.21%          1.22%
   Return on average stockholders' equity (ROE) .........        14.51          12.98           9.29          10.47          10.70
   Dividend payout ......................................        40.33          41.37          51.80          42.35          40.32
   Average equity to average assets .....................        11.85          12.15          12.12          11.57          11.36

Note: Included in other expenses for 1995 is $1,078,000 in merger and restructuring expenses related to the business combination with Bankers' Financial Services Corporation. Net income, ROA, ROE and earnings per share were $4,231,000, 1.40%, 11.53% and $0.86 per share, respectively, excluding the net after tax effect of merger and restructuring expenses. The merger has been accounted for as a pooling of interests and, accordingly, all prior financial statements have been restated to include Bankers.

         The earnings per share amounts prior to 1997 have been restated as required to comply with FASB Statement No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see Note 1 to the consolidated financial statements which are included as part of this report.

         Per share information has been restated to reflect a 2-for-1 stock split, in the form of a 100% stock dividend, issued in 1997 and 5-for-4 stock splits, in the form of 25% stock dividends, issued in 1996, 1994 and 1993.

                            HERITAGE BANCORP, INC.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             RESULTS OF OPERATIONS

Heritage Bancorp, Inc. recorded net income of $6,028,000 ($1.26 per share) for 1997, compared to $4,980,000 ($1.04 per share) in 1996, and $3,409,000 ($0.69 per share) in 1995. Return on average assets was 1.72%, 1.58%, and 1.13% for 1997, 1996 and 1995, respectively. In 1995 the Corporation incurred $822,000, net of taxes, in merger and restructuring costs related to the merger with Bankers. Excluding these costs, net income, earnings per share, and ROA would have been $4,231,000, $0.86, and 1.40%, respectively, in 1995. The increase in net income in 1997 of $1,048,000 is primarily due to an 18.5% increase in average loan volume over 1996.

Net Interest Income

Net interest income is the primary source of operating income for the Corporation. Net interest income is the difference between interest earned on loans and securities and interest paid on deposits and other funding sources. The factors that influence net interest income include changes in interest rates and changes in the volume and mix of asset and liability balances.

For analytical purposes, net interest income is reported on a tax-equivalent basis which recognizes the income tax savings on tax-exempt items such as interest on state and municipal securities and tax-exempt loans. Table 1 presents the net interest income on a fully tax-equivalent basis for each of the three years ending December 31, 1997, 1996 and 1995.

Table 1 - Net Interest Income


(in thousands)                                                                           1997               1996               1995
                                                                                       -------            -------            -------

Total interest income .....................................................            $26,944            $23,928            $23,230

Tax-equivalent adjustment .................................................                589                509                417
                                                                                       -------            -------            -------
                                                                                        27,533             24,437             23,647

Total interest expense ....................................................             10,657              8,845              8,777
                                                                                       -------            -------            -------
Net interest income (fully tax-equivalent basis) ..........................            $16,876            $15,592            $14,870
                                                                                       =======            =======            =======


1997 vs. 1996
-------------

During 1997, the average yield on earning assets increased 9 basis points and the average cost of funds increased 28 basis points. The increase in the yield on earning assets is due to loans, which generally have a higher yield associated with them, comprising 66.0% of average earning assets in 1997 compared to 62.0% in 1996. Actual yields on securities and loans decreased during 1997. The increase in loan volume was primarily funded through borrowings from the Federal Home Loan Bank. Borrowings funded 15.5% of earning assets in 1997 compared to 7.56% in 1996. While borrowings are a more expensive source of funds and the primary reason for the 28 basis point increase in the cost of funds, proper leveraging has allowed the Corporation to increase net interest income by $1,284,000, or 8.2%, in 1997 compared to 1996. Table 2 analyzes the factors contributing to the increase in net interest income in 1997. The average balances, tax-equivalent interest income and expense, and the average rates earned and paid for assets and liabilities are found in Table 3.

Competitive pressures continued to drive loan rates down despite an increase in the average prime rate in 1997 to 8.44% compared to 8.26% in 1996. Average yields on loans in 1997 have decreased 8 basis points since 1996 and 46 basis points since 1995. However, the negative impact that declining loan yields had on net interest income have been more than offset by the $34,180,000, or 18.5%, increase in average loan volume in 1997 compared to 1996. As a result, interest income on the loan portfolio increased $2,998,000. A sustained low rate environment in 1998 should provide for continued growth in the loan portfolio.

Due to the high demand for loan volume and virtually no increase in average deposits, the Corporation did not grow the security portfolio in 1997. Average securities increased only $40,000, or 0.1%, compared to 1996. However, there was a significant change in the mix of securities between taxable and tax-exempt securities. In 1997, the investment securities

                            HERITAGE BANCORP, INC.

were 81.8% taxable and 18.2% tax-exempt compared to 1996 when the ratio was 86.8% taxable and 13.2% tax-exempt. On a tax-equivalent basis, the average yield on the tax-exempt portfolio was 141 basis points higher than the yield on the taxable portfolio. This is due to the tax-exempt portfolio being a fixed rate portfolio that is generally longer in average life than the taxable portfolio. The change in the mix of the security portfolio resulted in a $108,000 increase in interest income from 1996 to 1997, on a tax-equivalent basis.

Average demand deposits, interest bearing demand deposits, and savings deposits decreased again in 1997 by $3,204,000, or 2.1%, in 1997 compared to 1996. The decrease is attributable to lackluster deposit growth within the entire market area and a shift to time deposits which offer a higher rate of interest. In addition, competition for corporate deposits has resulted in the Corporation offering cash management services, mostly through the use of repurchase agreements (repo accounts). Repo accounts are not considered deposits of the Corporation and are included in short-term borrowings on the balance sheet. Interest expense on non-time deposits decreased $46,000 in 1997 compared to 1996. Overall market rates and competition have allowed the Corporation to maintain a lower level of rates on these products as more emphasis is placed on short-term time deposits.

Average time deposits grew again in 1997 to $106,705,000, a $5,235,000, or 5.2% increase over 1996. The average rate paid on time deposits increased 4 basis points. The increased average volume and average rate resulted in an additional $283,000 in interest expense on time deposits in 1997 versus 1996. The Corporation closely monitors the rates paid on time deposits relative to market rates, competitor rates, and the cost of alternative sources of funding.

Average short-term and long-term borrowings increased $28,990,000, or 128.9%, in 1997 compared to 1996. This was the result of the decision made in 1996 to use funding from the Federal Home Loan Bank as a source of funds for growth in the loan portfolio to the extent deposit growth was insufficient. The average rate paid on the borrowings decreased slightly, however interest expense increased $1,575,000 in 1997 as a result of the increased volume. The increase in average borrowings was the primary funding source to support the increase in average loan volume. The net difference between the increased interest income due to loan volume and the increased interest expense due to increased borrowings was $1,545,000 in 1997.

1996 vs. 1995

Net interest income on a fully tax-equivalent basis increased $722,000, or 4.9%, in 1996 compared to 1995. An increase in the volume of average earning assets resulted in increased interest revenue of $1,330,000 which was offset by a $540,000 decrease as the result of lower yields. Also, an increase in the volume of interest bearing liabilities resulted in increased interest expense of $649,000 offset by a $581,000 decrease as the result of a lower cost of funds.

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

The Corporation increased the size of the securities portfolio through the purchase of tax-exempt state and municipal securities during 1996. A slight increase in yield and the increased volume of securities resulted in $567,000 in additional interest income. The yield on the taxable investments increased by 14 basis points, however, fewer funds were invested in the taxable portfolio resulting in a decrease in interest income on taxable securities of $65,000.

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

The Corporation decided to use funding from the Federal Home Loan Bank as a source of funds for the growth in its loan portfolio beginning in 1996. Average borrowings increased $9,355,000, or 71.2%, in 1996 and the average cost of these

                            HERITAGE BANCORP, INC.

borrowings decreased by 48 basis points. The net result was an increase in interest expense of $453,000 in 1996 compared to 1995.


Table 2 - Volume/Rate Analysis - Tax-Equivalent Basis


                                                          Change From                  1997 Change                 1996 Change
(in thousands)                                             Prior Year                   From 1996                   From 1995
                                                       --------------------        --------------------        --------------------
                                                                                   Due to        Due to        Due to        Due to
                                                        1997          1996         Volume         Rate         Volume         Rate
                                                       -------        -----        -------        -----        -------        -----
Interest income:
   Securities:
      Taxable ..................................       $  (290)       $ (65)       $  (349)       $  59        $  (201)       $ 136
      Tax-exempt ...............................           398          567            448          (50)           540           27
   Loans .......................................         2,998          292          3,172         (174)           994         (702)
   Funds sold ..................................           (10)          (4)           (10)           0             (3)          (1)
                                                       -------        -----        -------        -----        -------        -----

      Total ....................................         3,096          790          3,261         (165)         1,330         (540)
                                                       -------        -----        -------        -----        -------        -----

Interest expense:
   Interest bearing demand deposits ............           (44)        (218)           (20)         (24)           (39)        (179)
   Savings deposits ............................            (2)        (362)          (103)         101            (20)        (342)
   Time deposits ...............................           283          195            247           36            137           58
   Short-term borrowings .......................          (224)         437           (241)          17            547         (110)
   Long-term borrowings ........................         1,799           16          1,868          (69)            24           (8)
                                                       -------        -----        -------        -----        -------        -----

      Total ....................................         1,812           68          1,751           61            649         (581)
                                                       -------        -----        -------        -----        -------        -----

Net interest income ............................       $ 1,284        $ 722        $ 1,510        $(226)       $   681        $  41
                                                       =======        =====        =======        =====        =======        =====

Note: The changes not due solely to change in volume or solely to change in rate are allocated to the change in rate. The actual increase (decrease) in net interest income solely due to the change in rate was ($247,000) for 1997 and $31,000 for 1996.

                            HERITAGE BANCORP, INC.

Table 3 - Average Balances and Interest Rates - Tax-Equivalent Basis

                                            1997                            1996                             1995
                                -----------------------------   -----------------------------   ------------------------------
                                Average    Interest   Average   Average   Interest    Average   Average  Interest      Average
(in thousands)                  Balance     Rev/Exp     Rate    Balance    Rev/Exp      Rate    Balance   Rev/Exp       Rate
                                --------   --------     -----   --------   -------      -----   --------  -------       -----
Assets
------
Earning assets:
   Taxable securities ........  $ 92,262   $  5,833      6.32%  $ 97,838   $ 6,123       6.26%  $101,123  $ 6,188        6.12%
   Tax-exempt securities .....    20,467      1,583      7.73     14,851     1,185       7.98      7,929      618        7.79
   Federal funds sold ........        21          1      4.76        205        11       5.37        250       15        6.00
   Loans, net of reserves ....   218,659     20,116      9.20    184,479    17,118       9.28    174,184   16,826        9.66
                                --------   --------             --------   -------              --------  -------
      Total earning assets ...   331,409     27,533      8.31%   297,373    24,437       8.22%   283,486   23,647        8.34%
                                           --------     -----              -------      -----             -------       -----
Other assets .................    19,142                          18,636                          19,350
                                --------                        --------                        --------
      Total assets ...........  $350,551                        $316,009                        $302,836
                                ========                        ========                        ========

Liabilities and
Stockholders' Equity
--------------------
Interest bearing deposits:
   Demand deposits ...........  $ 26,686        425      1.59%  $ 27,849       469       1.68%  $ 29,525      687        2.33%
   Savings deposits ..........    89,090      2,351      2.64     93,153     2,353       2.53     93,844    2,715        2.89
   Time deposits .............   106,705      5,066      4.75    101,470     4,783       4.71     98,530    4,588        4.66
                                --------   --------             --------   -------              --------  -------
      Total interest bearing
      deposits ...............   222,481      7,842      3.52    222,472     7,605       3.42    221,899    7,990        3.60
Short-term borrowings ........    13,246        744      5.62     17,627       968       5.49      8,682      531        6.12
Long-term borrowings .........    38,231      2,071      5.42      4,860       272       5.60      4,450      256        5.75
                                --------   --------             --------   -------              --------  -------
      Total interest bearing
         liabilities .........   273,958     10,657      3.89%   244,959     8,845       3.61%   235,031    8,777        3.73%
                                           --------     -----              -------      -----             -------       -----
Noninterest bearing
   demand deposits ...........    32,548                          30,526                          28,817
Other liabilities ............     2,507                           2,143                           2,283
Stockholders' equity .........    41,538                          38,381                          36,705
                                --------                        --------                        --------
      Total liabilities and
          stockholders' equity  $350,551                        $316,009                        $302,836
                                ========                        ========                        ========

Interest rate spread .........                           4.42%                           4.61%                           4.61%
Effect of noninterest
   bearing funds .............                           0.67                            0.63                            0.63
                                           --------     -----              -------      -----             -------       -----
Net interest income/margin ...             $ 16,876      5.09%             $15,592       5.24%            $14,870        5.24%
                                           ========     =====              =======      =====             =======       =====

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

At December 31, 1997, the allowance for loan losses represents 1.3% of loans outstanding, compared to 1.5% at December 31, 1996. Nonperforming loans, which include loans past due greater than 90 days, increased from $1,166,000 in 1996 to $2,027,000 in 1997. The allowance for loan losses to nonperforming loans in 1997 and 1996 was 154.7% and 263.4%, respectively. Management believes the current level of the allowance is adequate, and anticipates future provisions for loan losses will be consistent with 1997 levels adjusted for increased loan volume.

Other Income

Other income consists of trust revenues, service charges, other income, and securities gains (losses). Table 4 analyzes the increase in other income of $373,000, or 17.6%, in 1997 compared to 1996.

Table 4 - Other Income


                                                                                   Changes from Prior Year
                                                                   --------------------------------------------------------
                                          Year Ended                         1997                         1996
                               ----------------------------------   -------------------------    --------------------------
(in thousands)                   1997        1996         1995         Amount       Percent          Amount       Percent
                               --------   ----------   ----------   -----------    ----------    ------------   -----------
Trust department ............. $    875   $      781   $      683   $        94         12.04%   $         98         14.35%
Service charges ..............      690          670          679            20          2.99              (9)        (1.33)
Other income .................      750          672          395            78         11.61             277         70.13
Securities gains (losses) ....      181            0          (10)          181           n/a              10       (100.00)
                               --------   ----------   ----------   -----------                  ------------

   Total                       $  2,496   $    2,123   $    1,747   $       373         17.57    $        376         21.52%
                               ========   ==========   ==========   ===========    ==========    ============   ===========

The trust and investment services department provides traditional trust and estate settlement services, as well as investment management for individuals, businesses, and local governments. Trust department income reached another record level of $875,000, an increase of $94,000, or 12.0%, in 1997. This compares to $781,000 earned in 1996 and $683,000 in 1995. The additional income is the direct result of a 24.9% increase in total trust assets in 1997 to $251,686,000.

Service charges for 1997 were $690,000, an increase of $20,000, or 3.0%, compared to $670,000 in 1996. The service charges in 1996 had declined $9,000, or 1.3%, from $679,000 in 1995. During 1997, the Corporation offered a free checking with no minimum balances product to customers who agreed not to get cancelled checks returned with their statement. This resulted in a decrease in service charges on demand deposit accounts of approximately $36,000. However, the reduction was more than offset by a $60,000 increase in NSF charges as a result of more overdrafts on the accounts because the customers were not required to maintain a minimum balance. In 1996, service charges had declined as a result of fewer NSF charges.

In 1997, other income increased $78,000, or 11.6%, to $750,000 compared to $672,000 in 1996 and $395,000 in 1995. Revenues categorized as other include income generated from the increase in the cash surrender value of life insurance policies owned by the Corporation on certain officers and directors, gains on the sale of mortgages to Freddie Mac, commissions on life and disability insurance sold with installment and mortgage loans, safe deposit box rentals, interest forfeited, fees charged on bank checks, and fees charged on U.S. Series EE Bonds. The most significant increase was from two new sources of revenue, ATM surcharging and debit card fee income, totalling $72,000. In addition, annual income from the increase of the cash surrender value of life insurance policies increased $31,000 (prior to the one-time actuarial adjustment made in 1996 of $100,000), late charges on credit cards increased by $29,000, and gains on sales

                            HERITAGE BANCORP, INC.

of Freddie Mac loans increased $57,000. In 1996, the increase in other income was primarily due to an increase in the cash surrender value on life insurance policies of $176,000 ($100,000 related to an actuarial adjustment for years prior to 1996 and $76,000 related to the increase for 1996). Additionally, insurance commissions on retail loans and late fees increased in 1996 by $62,000 and $20,000, respectively.

Securities gains (losses) are generally the result of restructuring the available for sale portfolio for asset/liability reasons. Securities gains were $181,000 in 1997 compared to $0 in 1996. The gains were primarily from the sale of equity securities of a Pennsylvania financial services corporation that was purchased by an international corporation. There was restructuring done in the debt portfolio, however all gains and losses on individual transactions netted to a $1,000 gain. The restructuring was done to eliminate underperforming investments and improve earnings within portfolio. There was not any significant activity in the securities portfolio in 1996 or 1995.

Other Expenses

Other expenses increased $75,000, or .8%, in 1997 to $10,126,000 compared to $10,051,000 in 1996 and $10,927,000 in 1995. In 1995, the Corporation incurred
$1,078,000 in merger and restructuring expenses relating to the combination with Bankers' Financial Services Corporation. These expenses were incurred for investment banking, legal, consulting, and accounting costs related to the merger, as well as system conversion costs, re-engineering costs, severance packages, advertising costs, and various office supplies. Table 5 is a summary of other expenses by category for 1997, 1996 and 1995.

Table 5 - Other Expenses

                                                                                                 Changes from Prior Year
                                                                                       ------------------------------------------
                                                                Year Ended                     1997                   1996
                                                      -----------------------------    ----------------------  ------------------
(in thousands)                                          1997       1996      1995      Amount       Percent     Amount    Percent
                                                      -------    -------    -------    ------     -----------  --------   -------
Salaries and employee benefits ...................    $ 5,273    $ 5,115    $ 4,978    $ 158            3.09%  $ 137          2.75%
Occupancy expense, net ...........................        737        855        897     (118)         (13.80)    (42)        (4.68)
Equipment expense ................................        796        774        783       22            2.84      (9)        (1.15)
Communication and supplies .......................        674        658        692       16            2.43     (34)        (4.91)
Professional fees and outside services ...........      1,013      1,011        954        2            0.20      57          5.97
Marketing and advertising ........................        324        397        114      (73)         (18.39)    283        248.25
Taxes, other than income .........................        380        383        344       (3)          (0.78)     39         11.34
Federal deposit insurance premium ................         31          2        294       29        1,450.00    (292)       (99.32)
Merger ...........................................          0          0        687       (0)           0.00    (687)       100.00
Restructuring ....................................          0          0        391       (0)           0.00    (391)       100.00
Other ............................................        898        856        793       42            4.91      63          7.94
                                                      -------    -------    -------    -----      ----------   -----        ------

   Total .........................................    $10,126    $10,051    $10,927    $  75            0.75%  $(876)        (8.02)%

                                                      =======    =======    =======    =====      ==========   =====        ======

Salaries and employee benefits totalled $5,273,000 in 1997, an increase of $158,000, or 3.1%, from 1996. The increase was due mostly as a result of increased salaries and a $25,000 increase in employee performance compensation. The 1996 increase was primarily due to a $196,000 increase in employee performance compensation, compared to 1995, as a result of achieving record levels of profitability. The increase related to performance compensation in 1996 was partially offset by decreases in medical insurance premiums.

Occupancy expense decreased $118,000, or 13.8%, in 1997 compared to $855,000 for 1996 and $897,000 in 1995. In 1996, Schuylkill County real estate taxes were reassessed which resulted in a $92,000 decrease in the assessment for bank owned properties in 1997, or approximately 50%. In addition, the cleaning contracts were renegotiated at the end of 1997 and resulted in approximately $10,000 in cost savings. In 1996, the real estate tax reassessment reduced the expense by $23,000. Also in 1996, building insurance premiums were $14,000 lower than in 1995 as a result of an overall decrease in premiums and the consolidation of insurance policies.

                            HERITAGE BANCORP, INC.

Equipment expense was $796,000 in 1997 compared to $774,000 in 1996 and $783,000 in 1995. Expenses primarily include depreciation on equipment, maintenance contracts, and repair costs. The increase in 1997 relates primarily to increased depreciation costs as a result of significant technology upgrades made in 1997.

Communications and supplies increased $16,000, or 2.4%, to $674,000 in 1997 compared to $658,000 and $692,000 in 1996 and 1995, respectively. A reduction in long distance rates provided for a decrease in expense of approximately $10,000. These savings were offset by an $8,000 increase in postage and a $17,000 increase in the cost of office supplies. In 1996, decreases in the cost of office supplies versus 1995 were somewhat offset by an increase in telephone expense of $21,000. The increased telephone expense in 1996 was a result of adding several additional phone lines to utilize the features of a new phone system.

Professional fees and outside services include legal expenses, examination fees, and consulting fees. The total expense was $1,013,000 in 1997, $1,011,000 in 1996, and $954,000 in 1995. In 1997, the Corporation incurred consulting costs of $114,000 primarily related to market research studies, branch site selection studies, and system studies. Included in the legal and accounting costs for 1997 are costs related strategic planning issues. In 1996, the $57,000, or 6.0%, increase compared to 1995 was primarily the result of a $101,000 increase in legal and consulting costs for various corporate and operational matters. These costs were offset by a decrease in examination fees of $49,000 in 1996 compared to 1995.

Marketing and advertising costs decreased $73,000, or 18.4%, to $324,000 in 1997 compared to $397,000 in 1996 and $114,000 in 1995. In 1996, extensive marketing programs were initiated in an attempt to gain additional market share. Expenses included costs for consulting for development of a marketing plan, market research costs, and a significant increase in the amount of direct advertising. The plan continued into 1997, however a significant portion of the related market research was performed in 1996 resulting in lower overall costs for 1997.

Federal deposit insurance premiums were $31,000 in 1997 compared to $2,000 and $294,000 in 1996 and 1995, respectively. FDIC insurance premiums are applied to all financial institutions based on a risk-based premium assessment system. Under this system, bank strength is based on three factors: 1) asset quality, 2) capital strength, and 3) management. Premium assessments are then assigned based on the institutions overall rating, with the stronger institutions paying lower rates. The FDIC restructured its assessment schedule in 1995, after the Bank Insurance Fund (BIF) was determined to be adequately funded. The assessment for 1997 and 1996 was $0 and $2,000, respectively. In 1995, the Bank was assessed at $.04 per $100 of deposits, resulting in a cost of $294,000. On September 30, 1996, President Clinton signed into law the Omnibus spending bill which includes provisions for assessing BIF and Savings Association Insurance Fund (SAIF) insured institutions in preparation for merging the two funds. The assessment schedule defines a rate of 1.29 basis points for the years 1997 to 2000 and 2.43 basis points for the years 2000 to 2017. This assessment resulted in the increase to $31,000 in expense for 1997. Based on current levels of deposits and capitalization ratios, the Corporation is estimating $32,000 in premiums for 1998.

Other expenses increased $42,000, or 4.9%, during 1997 and $63,000, or 7.9%, in 1996. In 1997, the Corporation included in Director compensation a $2,000 annual retainer which resulted in a $30,000 increase in the annual expense. In 1996, third party dealer processing costs increased by $57,000, or 90.4%, as a result of a 63.0% increase in the size of the portfolio.

Federal Income Taxes

The provision for income taxes in 1997 was $2,449,000 compared $1,995,000 in 1995. The effective tax rate, which is the ratio of income tax expense to income, before income taxes, was 28.9% in 1997, compared to 28.6% in 1996. The tax rate for both periods was less than the federal statutory rate of 34% primarily due to tax-exempt securities and loan income. Refer to Note 11 of the Notes to Consolidated Financial Statements included as part of this report for further analysis of federal income tax expense for 1997.

                            HERITAGE BANCORP, INC.

Table 6 - Quarterly Results of Operations

                                                                                                   Quarter Ended
                                                                          ----------------------------------------------------------
(in thousands, except per share data)                                      March 31        June 30      September 30     December 31
                                                                          ---------       ---------     ------------     -----------

                                 1997
                                 ----
Interest income ....................................................       $  6,457        $  6,671        $  6,880        $  6,936
Interest expense ...................................................         (2,493)         (2,637)         (2,719)         (2,808)
                                                                          ---------       ---------       ---------       ---------
   Net interest income .............................................          3,964           4,034           4,161           4,128
Provision for loan losses ..........................................            (45)            (45)            (45)            (45)
Securities gains ...................................................            133               8              10              30
Other income .......................................................            572             513             553             677
Other expenses .....................................................         (2,747)         (2,585)         (2,384)         (2,410)
                                                                          ---------       ---------       ---------       ---------
   Income before income taxes ......................................          1,877           1,925           2,295           2,380
Income taxes .......................................................           (545)           (574)           (658)           (672)
                                                                          ---------       ---------       ---------       ---------

   Net income ......................................................       $  1,332        $  1,351        $  1,637        $  1,708
                                                                          =========       =========       =========       =========
   Earnings per common share - basic and diluted ...................       $   0.28        $   0.28        $   0.34        $   0.36
                                                                          =========       =========       =========       =========
                                                                                                   Quarter Ended
                                                                          ----------------------------------------------------------
                                                                           March 31        June 30      September 30     December 31
                                                                          ---------       ---------     ------------     -----------

                                 1996
                                 ----
Interest income ....................................................       $  5,705        $  5,849        $  6,065        $  6,309
Interest expense ...................................................         (2,074)         (2,112)         (2,251)         (2,408)
                                                                          ---------       ---------       ---------       ---------
   Net interest income .............................................          3,631           3,737           3,814           3,901
Provision for loan losses ..........................................            (45)            (45)            (45)            (45)
Securities gains ...................................................              0               0               0               0
Other income .......................................................            487             457             500             679
Other expenses .....................................................         (2,410)         (2,415)         (2,480)         (2,746)
                                                                          ---------       ---------       ---------       ---------
   Income before income taxes ......................................          1,663           1,734           1,789           1,789
Income taxes .......................................................           (482)           (503)           (515)           (495)
                                                                          ---------       ---------       ---------       ---------

   Net income ......................................................       $  1,181        $  1,231        $  1,274        $  1,294
                                                                          =========       =========       =========       =========
   Earnings per common share - basic and diluted ...................       $   0.24        $   0.26        $   0.27        $   0.27
                                                                          =========       =========       =========       =========

The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with FASB Statement No. 128, Earnings Per Share. For further discussion, see Note 1 to the consolidated financial statements which are included as part of this report.

The 1996 earnings per share amounts have been adjusted for the 2-for-1 stock split distributed in 1997.

                            HERITAGE BANCORP, INC.

                              FINANCIAL CONDITION

The Corporation's financial condition can be evaluated in terms of trends in its sources and uses of funds. Table 7 illustrates how the Corporation has managed its sources and uses of funds which are directly affected by outside economic factors, such as interest rate fluctuations.

Table 7 - Sources and Uses of Funds



                                                     1997     Increase/(Decrease)       1996      Increase/(Decrease)       1995
                                                    Average   ------------------       Average    -------------------      Average
(in thousands)                                      Balance      Amount      %         Balance       Amount       %        Balance
                                                   ---------  -----------  -----      ---------   -----------   -----     ---------
Funding uses:
   Loans:
     Commercial ...........................       $ 102,922    $  20,543     24.94%   $  82,379    $   3,228      4.08%   $  79,151
     Mortgage .............................          70,793        6,117      9.46       64,676        3,077      5.00       61,599
     Consumer .............................          48,070        7,427     18.27       40,643        4,052     11.07       36,591
                                                  ---------    ---------              ---------    ---------              ---------
                                                    221,785       34,087     18.16      187,698       10,357      5.84      177,341
     Less loan loss reserve ...............          (3,126)          93     (2.89)      (3,219)         (62)     1.96       (3,157)
                                                  ---------    ---------              ---------    ---------              ---------
                                                    218,659       34,180     18.53      184,479       10,295      5.91      174,184
   Securities:
     Taxable ..............................          92,262       (5,576)    (5.70)      97,838       (3,285)    (3.25)     101,123
     Tax-exempt ...........................          20,467        5,616     37.82       14,851        6,922     87.30        7,929
                                                  ---------    ---------              ---------    ---------              ---------
                                                    112,729           40      0.04      112,689        3,637      3.34      109,052
   Funds sold .............................              21         (184)   (89.76)         205          (45)   (18.00)         250
                                                  ---------    ---------              ---------    ---------              ---------
                                                    112,750         (144)    (0.13)     112,894        3,592      3.29      109,302
                                                  ---------    ---------              ---------    ---------              ---------

     Total uses ...........................       $ 331,409    $  34,036     11.45%   $ 297,373    $  13,887      4.90%   $ 283,486
                                                  =========    =========              =========    =========              =========

Funding sources:
   Deposits and funds borrowed:
      Deposits:
         Demand ...............................   $  32,548    $   2,022      6.62%   $  30,526    $   1,709      5.93%   $  28,817
         Interest bearing demand ..............      26,686       (1,163)    (4.18)      27,849       (1,676)    (5.68)      29,525
         Savings ..............................      89,090       (4,063)    (4.36)      93,153         (691)    (0.74)      93,844
         Time under $100,000 ..................     101,400        5,288      5.50       96,112        2,701      2.89       93,411
                                                  ---------    ---------              ---------    ---------              ---------
            Total core deposits ...............     249,724        2,084      0.84      247,640        2,043      0.83      245,597
         Time over $100,000 ...................       5,305          (53)    (0.99)       5,358          239      4.67        5,119
                                                  ---------    ---------              ---------    ---------              ---------
            Total deposits ....................     255,029        2,031      0.80      252,998        2,282      0.91      250,716
                                                  ---------    ---------              ---------    ---------              ---------
      Funds borrowed:
         Short-term ...........................      13,246       (4,381)   (24.85)      17,627        8,945    103.03        8,682
         Long-term ............................      38,231       33,371    686.65        4,860          410      9.21        4,450
                                                  ---------    ---------              ---------    ---------              ---------
            Total funds borrowed ..............      51,477       28,990    128.92       22,487        9,355     71.24       13,132
                                                  ---------    ---------              ---------    ---------              ---------
            Total deposits and funds
               borrowed .......................     306,506       31,021     11.26      275,485       11,637      4.41      263,848
   Other sources, net .........................      24,903        3,015     13.77       21,888        2,250     11.46       19,638
                                                  ---------    ---------              ---------    ---------              ---------

         Total sources ........................   $ 331,409    $  34,036     11.45%   $ 297,373    $  13,887      4.90%   $ 283,486
                                                  =========    =========              =========    =========              =========

Note: Other sources, net, include other liabilities and stockholders' equity less noninterest earning assets.

                            HERITAGE BANCORP, INC.

Loans Receivable

Average loans receivable, net of loan reserves, increased $34,180,000, or 18.5%, in 1997 compared to an increase of $10,295,000, or 5.9%, in 1996. The increase in loans was directly attributable to increased marketing efforts, favorable economic conditions in our market area, competitive pricing, and increased participation of loans with other banks. Management is expecting this kind of loan growth to continue into 1998, however changes in the economy such as increasing interest rates can have a negative impact on the rate of growth.

The Corporation began selling mortgages in the secondary market through Freddie Mac in December 1993 in order to become more competitive in fixed rate, long-term mortgages. The benefits of selling these mortgages include increased fee income and decreased interest rate risk. The average loans sold for the year ended December 31, 1997 was $8,593,000, an increase of $3,379,000, or 64.8% over the average balance for 1996. Gains on the sale of these loans, which are included in other income, increased $57,000, or 142.5%, in 1997.

Consumer loans include credit card borrowings, personal lines of credit, installment loans, and home equity loans to individuals. These loans can be either secured or unsecured and are generally used for purposes such as automobile financing, home improvement, recreational loans, and educational purposes. The Corporation contracts with a third party dealer for indirect auto lending that is currently working with 24 dealerships in our marketplace.

Table 8 - Loan Portfolio

Loan Portfolio

 (in thousands)                                                   1997            1996          1995           1994           1993
                                                               ---------      ---------      ---------      ---------      ---------
Commercial, financial and agricultural ..................      $ 112,237      $  95,135      $  75,378      $  82,201      $  86,388
Real estate - mortgage and construction .................         72,551         68,102         62,018         64,264         59,546
Consumer:
   Installment ..........................................         29,622         26,503         20,342         19,606         15,550
   Personal lines of credit .............................         10,467          9,441         10,205         10,348         10,061
   Student loans ........................................          7,185          6,979          5,900          5,209          4,594
   Credit cards .........................................          2,861          2,907          2,433          2,346          2,258
                                                               ---------      ---------      ---------      ---------      ---------
                                                                  50,135         45,830         38,880         37,509         32,463
                                                               ---------      ---------      ---------      ---------      ---------

Total loans .............................................      $ 234,923      $ 209,067      $ 176,276      $ 183,974      $ 178,397
                                                               =========      =========      =========      =========      =========


Table 9 - Loan Maturities

                                                                                      December 31, 1997
                                                                ----------------------------------------------------
                                                                             After One
                                                                  Within     But Within        After
(in thousands)                                                   One Year    Five Years     Five Years      Total
                                                                ----------  ------------  -------------  -----------
Commercial ..............................................       $  22,820     $  22,238     $  67,179     $ 112,237
                                                                ==========  ============  =============  ===========
Maturing after one year:
   Fixed interest rates .................................                     $   8,652     $  28,566
   Variable interest rates...............................                        13,586        38,613
                                                                            ------------  -------------
      Total .............................................                     $  22,238     $  67,179
                                                                            ============  =============

Note:  Excludes residential mortgages and consumer loans.

Nonperforming Loans

Table 10 reflects the Corporation's nonaccrual, past due, and restructured loans for each of the past five years. A loan is generally placed on nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on nonaccrual status if it is in the process of collection and is either guaranteed or well secured. Potential problem loans not included in Table 10, which management has identified through its analysis of the

                            HERITAGE BANCORP, INC.

portfolio credit quality, totalled $570,000 and $329,000 at December 31, 1997 and 1996, respectively. The related allowance for loan losses was $120,000 and $60,000 for December 31, 1997 and 1996, respectively.

Table 10 - Nonperforming Loans

(in thousands)                                                 1997            1996            1995            1994          1993
                                                            ---------       ---------       ---------      ----------     ---------
Loans on nonaccrual (cash basis) ...................         $ 1,110         $   893         $ 1,327         $ 1,581       $   953
Accruing loans past due 90+ days ...................             917             273           1,610             742           644
Restructured loans .................................               0               0               0               0             0
                                                            ---------       ---------       ---------      ----------     ---------
   Total nonperforming loans .......................         $ 2,027         $ 1,166         $ 2,937         $ 2,323       $ 1,597
                                                            =========       =========       =========      ==========     =========

Ratio of nonperforming loans to average
   net loans outstanding ...........................            0.93 %          0.63 %          1.69 %          1.34 %        0.94 %
                                                            =========       =========       =========      ==========     =========

Table 11 - Nonaccrual and Restructured Loans - Related Information

(in thousands)                                                 1997            1996            1995            1994          1993
                                                            ---------       ---------       ---------      ----------     ---------
Interest income that would have been
   recorded under original terms ...................         $   108         $    81         $   136         $   132       $    81
Interest income recorded during the period .........              24              60              37              80            73
Commitments to  lend additional funds ..............               0               0               0               0             0

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

Table 12 - Summary of Loan Loss Experience

 (in thousands)                                        1997              1996             1995             1994             1993
                                                     ---------        ---------        ---------        ---------        ---------
Average loans outstanding, net ................      $ 218,659        $ 184,479        $ 174,184        $ 173,443        $ 170,246
                                                     =========        =========        =========        =========        =========
Allowance for loan losses, January 1 ..........      $   3,071        $   3,209        $   3,012        $   2,453        $   1,800
Losses charged to the allowance:
   Commercial, financial and agricultural .....             10              407               61               80               93
   Real estate - mortgage and construction ....              4               15                0               52               11
   Consumer ...................................            250              125              122               76               68
                                                     ---------        ---------        ---------        ---------        ---------
                                                           264              547              183              208              172
                                                     ---------        ---------        ---------        ---------        ---------
Recoveries credited to the allowance:
   Commercial, financial and agricultural .....            100              174               44              126               33
   Real estate - mortgage and construction ....              0                5                0                2                0
   Consumer ...................................             48               50               26               17               28
                                                     ---------        ---------        ---------        ---------        ---------
                                                           148              229               70              145               61
                                                     ---------        ---------        ---------        ---------        ---------
Net charge-offs ...............................           (116)            (318)            (113)             (63)            (111)
Provision for loan losses .....................            180              180              310              622              764
                                                     ---------        ---------        ---------        ---------        ---------
Allowance for loan losses, December 31 ........      $   3,135        $   3,071        $   3,209        $   3,012        $   2,453
                                                     =========        =========        =========        =========        =========
Ratio of net charge-offs to average loan
   outstanding ................................           0.05 %           0.17 %           0.06 %           0.04 %           0.07 %

                                                     =========        =========        =========        =========        =========

                            HERITAGE BANCORP, INC.

While charge-offs decreased in 1997, consumer loan charge-offs increased by $125,000, or 100%. This trend is one which that is effecting the industry as more individuals are filing for bankruptcy. The majority of charge-offs occurred on indirect auto loans, credit cards, and unsecured installment loans. As a result, management has increased its allocation of the allowance for loan losses to installment loans as of December 31, 1997. The increase in charge-offs in 1996 of $364,000 was primarily due to charging off $350,000 on two commercial loans that were on nonaccrual in 1995. As of year-end 1997, management does not believe that there will be significant charge-offs to any individual loans currently outstanding during 1998.

The specific allocations of the allowance for loan losses to any particular category of the loan portfolio may prove excessive or inadequate and therefore be allocated to/from another category in the future. Table 13 reflects the allocations of the allowance for loan losses for each of the past five years.

Table 13 - Allocation of the Allowance for Loan Losses

                                          1997                1996              1995                1994                1993
                                  --------------------  ----------------  -----------------  ------------------  ------------------
                                               % of                % of               % of                % of                % of
(in thousands)                      Amount    Loans     Amount    Loans    Amount    Loans    Amount     Loans    Amount     Loans
                                  ---------- --------- --------  -------  --------  -------  --------   -------  --------   -------
Commercial .......................  $  968    47.78 %  $  746     45.50 %  $1,148    42.76 %  $1,094     44.68 %  $  854     48.42 %
Real estate mortgages ............     115    30.88        75     32.57       133    35.18       138     34.93       140     33.38
Consumer .........................     559    21.34       170     21.93       201    22.06       194     20.39       220     18.20
Unallocated ......................   1,493      N/A     2,080       N/A     1,727      N/A     1,586       N/A     1,239       N/A
                                  ----------           --------           --------           --------            --------
                                    $3,135   100.00 %  $3,071    100.00 %  $3,209   100.00 %  $3,012    100.00 %  $2,453    100.00 %
                                  ==========           ========           ========           ========            ========

Highly leveraged transactions (HLT's) generally include loans and commitments made in connection with recapitalizations, acquisitions, and leveraged buyouts, and result in the borrower's debt-to-total assets ratio exceeding 75%. The Corporation had no loans at December 31, 1997 that qualified as HLT's.

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

On July 1, 1997 securities with an amortized cost of $17,395,000 were transferred from held to maturity to available for sale in order to provide flexibility for management to implement new investment strategies. This transfer included all U.S. Treasury securities and state and political subdivisions securities previously classified as held to maturity. The transfer resulted in a $193,000 adjustment to fair value on the securities previously classified as held to maturity with a corresponding adjustment to equity of $127,000 for unrealized gains, net of taxes. It is the intent of management to classify all future purchases as available for sale. In addition, the transfer does not meet the requirements for transfer pursuant to paragraphs 8(a) to 8(f) of SFAS 115 and therefore the Corporation is required to classify all purchases of securities through July 1, 1999 as available for sale.

The securities portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Average investments, including federal funds sold, decreased $144,000, or 0.1% in 1997 compared to 1996. The Corporation generally increases investment activity when there are excess funds available. In 1996, the Corporation utilized an increased amount of short-term, variable rate borrowings from the Federal Home Loan Bank to fund the loan growth. This provided additional core deposits for management to use in the investment portfolio. Loan volume continued to be strong in 1997 and additional purchases of securities were not necessary. However, there was significant restructuring done within the portfolio in order to enhance the future performance of the portfolio.

                            HERITAGE BANCORP, INC.

Table 14 - Securities


 (in thousands)                                                                     1997                  1996                1995
                                                                                  --------             ----------           --------
 Held to maturity:
   U.S. Treasury ....................................................             $      0             $ 11,873             $ 18,149
   State and municipal ..............................................                    0                7,587                8,046
                                                                                  --------             --------             --------

      Total held to maturity securities .............................             $      0             $ 19,460             $ 26,195
                                                                                  ========             ========             ========
Available for sale:
   U.S. Treasury ....................................................             $  9,852             $      0             $      0
   State and municipal ..............................................               23,058               10,398                3,128
   U.S. Government corporate and agency .............................                    0                7,245                7,473
   Other ............................................................                  101                1,116                1,142
   Mortgage-backed securities .......................................               71,033               70,861               66,878
   Equity securities ................................................                6,736                5,602                4,006
                                                                                  --------             --------             --------
      Total available for sale securities ...........................             $110,780             $ 95,222             $ 82,627
                                                                                  ========             ========             ========



Table 15 sets forth the maturities and the weighted average yields of securities by contractual maturities or call dates at December 31, 1997. Mortgage-backed securities with contractual maturities after ten years from December 31, 1997, feature regular repayments of principal and average lives of three to seven years.

Table 15 - Analysis of Securities

                                                                          After One Year       After Five Years
                                                  Within One Year        Within Five Years     Within Ten Years    After Ten Years
                                               --------------------    --------------------  ------------------- -------------------
 (in thousands)                                 Principal    Yield      Principal   Yield    Principal    Yield   Principal   Yield
                                               ----------- --------    ----------  --------  ---------    ------  ---------  -------
U.S. Treasury .............................     $   995       6.73%     $ 8,857      5.91%    $     0         0%    $     0       0%
State and municipal .......................       2,025       6.65       11,351      7.79       6,528      8.12       3,154    8.79
Other .....................................           0          0            0         0           0         0         101    7.36
Mortgage-backed securities ................           0          0        3,539      6.10       1,246      7.07      66,248    7.49
                                                -------                 -------               -------               -------

                                                $ 3,020       6.68%     $23,747      6.84%    $ 7,774      7.95%    $69,503    7.55%
                                                =======    =======      =======      ====     =======      ====     =======    ====


Note: Yields on tax-exempt securities are adjusted on a tax-equivalent basis.

Deposits

The Corporation's primary source of funds continues to be core deposit accounts which include both interest and noninterest bearing demand, savings, and time deposits under $100,000. Average core deposits increased $2,084,000, or 0.8%, in 1997 compared to an increase of $2,043,000, or 0.8%, in 1996. The largest category of core deposits and the primary source of funds continues to be time deposits under $100,000. This category includes certificates of deposit, which allow customers to invest their funds at selected maturity ranges from three months to six years, individual retirement accounts, and the Bank's VIP savings account which provide slightly higher interest rates. The average balance of these funds increased $5,288,000, or 5.5%, in 1997 and $2,701,000, or 2.9%, in
1996. The majority of the increase was in certificates of deposit due to large promotions that were run during the second half of 1997.

Interest bearing demand accounts, consisting of N.O.W. accounts, decreased $1,163,000, or 4.2%, in 1997 and decreased $1,676,000, or 5.7%, in 1996.
Management believes that these declines are the result of consumers looking for a higher return on their deposits, as evidenced by the shift of money to higher yielding time deposit products. Market rates on N.O.W. accounts have continued to decline to the point where some competitors have discontinued offering the product and moved these customers into regular checking accounts while others have reduced their rate as low as 1.0%.

                            HERITAGE BANCORP, INC.

Table 16 - Average Deposits and Average Rates by Major Classification

                                                         1997                          1997                          1997
                                               --------------------          --------------------          --------------------
 (in thousands)                                 Amount         Rate           Amount         Rate           Amount         Rate
                                               --------        ----          --------        ----          --------        ----
Interest bearing demand deposits .........     $ 26,686       1.59%          $ 27,849        1.68%         $ 29,525        2.33%
Savings deposits .........................       89,090       2.64             93,153        2.53            93,844        2.89
Time deposits ............................      106,705       4.75            101,470        4.71            98,530        4.66
Demand deposits ..........................       32,548                        30,526                        28,817
                                               --------                      --------                      --------
   Total .................................     $255,029                      $252,998                      $250,716
                                               ========                      ========                      ========


Table 17 - Maturities of Time Deposits of $100,000 or More

                                                            December 31, 1997
                                               ---------------------------------------------
                                                    Time           Other
 (in thousands)                                     CD's            Time          Total
                                               ---------------  -------------   ------------
Three months or less .......................          $ 1,612          $ 871        $ 2,483
Over three months through six months .......              410            453            863
Over six months through twelve months ......            3,011            486          3,497
Over twelve months .........................              672            313            985
                                               ---------------  -------------   ------------

   Total ....................................         $ 5,705        $ 2,123        $ 7,828
                                               ===============  =============   ============


Short-Term and Term Borrowings

Borrowed funds are utilized when timing differences occur between the purchase of new assets and the maturity of existing assets. Management also uses borrowings as an asset/liability tool to match the repricing characteristics of certain earning assets, allowing for core funds to be used for additional loan volume or security purchases.

The Corporation has an arrangement with the Federal Home Loan Bank (FHLB) which allows for borrowings up to a percentage of qualifying assets. At December 31, 1997 and 1996 the Corporation had a maximum borrowing capacity of $132,257,000 and $138,784,000, respectively. Borrowings from the FHLB include a flexible line of credit, repurchase agreements, and term borrowings.

In addition, the Bank enters into agreements with customers as part of cash management services where the Bank sells securities to the customer overnight with the agreement to repurchase them back at par. The securities underlying the agreements are under the Bank's control. Generally these agreements mature within 1 day.

Table 18 - Borrowed Funds

Information concerning short-term debt is summarized as follows at December 31,:


(in thousands)                                         1997       1996       1995
                                                     --------   --------   --------
Securities sold under agreements to purchase ....... $  1,704   $    252   $    335
Repurchase agreements with the Federal Home Bank.... $  6,500     15,700      5,200
                                                     --------   --------   --------
                                                     $  8,204   $ 15,952   $  5,535
                                                     ========   ========   ========

                            HERITAGE BANCORP, INC.

Information concerning securities sold under agreements to repurchase is summarized as follows: at December 31,:


(in thousands)                                         1997       1996       1995
                                                     --------   --------   --------
Average balance during the year..................... $ 13,244   $ 16,307   $  1,329
Average interest rate during the year...............     5.62%      5.46%      5.69%
Maximum month-end balance during the year...........   24,758     39,936      7,500


Information concerning the long-term debt is summarized as follows at December 31,:

(in thousands)                                                                   1997              1996
                                                                               --------          --------
Notes with the Federal home Loan Bank:
  Term notes due May 1998 @ 5.66% weighted average fixed rate............      $  3,450          $  3,450
  Term note due November 1998 @ 5.56$ fixed rate.........................         1,000             1,000
  5 yr/3 mo. Term note due December 2001 @ 4.92%.........................(1)          0            25,000
  5 yr/6 mo. Term note due March  2002 @ 5.46%...........................(1)     30,000                 0
  5 yr/3 mo. Term note due July 2002 @ 5.60%.............................(1)     10,000                 0
                                                                               --------          --------
                                                                               $ 44,450          $ 29,450
                                                                               ========          ========



  (1) - These notes contain a convertible option which allows the FHLB, at quarterly intervals, to change the note to an adjustable-rate advance at three-month LIBOR (5.81% at December 31, 1997) plus 3 to 8 basis points. If the notes are converted, the option allows the Bank to put the funds back to the FHLB at no charge. The `5 yr/6 mo.' refers to the maturity of the note (5 years) and the term until the first convertible date (6 months). All of these notes have passed the original convertible date.

Capital Requirements/Ratios

The Corporation places a significant emphasis on maintaining an extremely strong capital base. The capital resources of the Corporation consist of two major components of regulatory capital, stockholders' equity and the allowance for loan losses. The Corporation's capital maintained steady growth during 1997.

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

The Corporation and Bank are also subject to leverage capital requirements. This requirement compares capital (using the definition of Tier 1 capital) to total balance sheet assets and is intended to supplement the risk-based capital ratio in measuring capital adequacy. The guidelines set a minimum leverage ratio of 3% for institutions that are highly rated in terms of safety and soundness, and which are not experiencing or anticipating any significant growth. Other institutions are expected to maintain capital levels of at least 1% or 2% above the minimum. As of December 31, 1997 the Corporation had a leverage ratio of 12.26%.

                            HERITAGE BANCORP, INC.


Table 19 - Capital Ratios

                                                                                       December 31,
                                                                     ------------------------------------------------
 (in thousands)                                                            1997             1996             1995
                                                                     ---------------    ---------------  ------------

Tier I
   Common stockholders' equity ...................................       $ 42,962         $ 39,686         $ 37,432
Tier II
   Allowable portion of allowance for loan losses ................          2,961            2,647            2,255
                                                                         --------         --------         --------

Risk-based capital ...............................................       $ 45,923         $ 42,333         $ 39,687
                                                                         ========         ========         ========

Risk adjusted assets (including off-balance-sheet exposures) .....       $236,693         $211,362          $180,362
                                                                         ========         ========          ========

Tier I risk-based capital ratio ..................................          18.15 %          18.78%            20.75%
Total risk-based capital ratio ...................................          19.40            20.03             22.00
Leverage ratio ...................................................          12.26            12.56             12.36

Note: Any unrealized appreciation and depreciation on securities available for sale was excluded from regulatory capital computations of risk-based capital and leverage ratios.

Capital Analysis

On May 23, 1997, the Corporation issued a 2-for-1 stock split in the form of a 100% stock dividend. Accordingly, issued shares of common stock outstanding increased 2,501,052 shares and $12,506,000, representing the par value of the additional shares issued, of retained earnings was capitalized to common stock.

On May 24, 1996, the Corporation issued a 5-for-4 stock split in the form of a 25% stock dividend. Accordingly, issued shares of common stock increased 499,879 shares and a transfer of $2,499,000, representing the par value of additional shares issued, was made to the common stock account. In order to effect this transfer, the Corporation capitalized $2,500,000 in retained earnings to surplus.

During 1997, the Corporation paid cash dividends to its stockholders amounting to $2,431,000 compared to $2,060,000 in 1996. On a per share basis, dividends for 1997 increased 18.6% to $.51 from $.43 in 1996. The indicated rate for 1998 is $.56 per share, representing a 9.8% increase over 1997 dividends.

Stockholders' equity is adjusted for the effect of unrealized appreciation or depreciation, net of tax, on securities classified available for sale. At December 31, 1997 and 1996, stockholders' equity included $1,657,000 and $395,000 respectively, in unrealized appreciation.

The return on average equity increased to 14.51% from 12.98% in 1996. Management has managed capital through increased dividends and $851,000 in stock repurchases under a stock repurchase plan in 1997. In 1997, the Corporation was able to grow its average assets at 1.3 times the rate of growth in average equity compared to 0.9 in 1996, which contributed to the increase in return on average equity.

                            HERITAGE BANCORP, INC.

Table 20 - Capital Analysis

                                            Relationship Between Signficant
                                                   Financial Ratios
                                      ------------------------------------------
                                         1997         1996            1995
                                      ----------  -------------  ---------------

Return on average equity ............   14.51 %      12.98 %          9.29 %
Earnings retained ...................   59.67         58.43           48.11
Internal capital growth  ............    8.66          7.58            4.47
Change in average assets ............   10.93          4.35           (1.15)
Equity to average assets ............   11.85         12.15           12.12
Growth in average equity ............    8.23          4.57            3.55

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

The Corporation's principal source of asset liquidity is the securities portfolio. As disclosed in Note 4 of the Consolidated Financial Statements, the carrying value of securities maturing in less than one year equals $3,020,000. In addition to those maturities, the Corporation receives monthly principal repayments on agencies and mortgage-backed securities, which totalled $9,402,000 in 1997 and, as noted above in 1997 the Corporation transferred all of its securities to the available for sale portfolio.

Other sources of funds are principal paydowns and maturities in the loan portfolio. The loan maturity schedule (Table 9) illustrates the maturities of commercial loans. Liquidity can also be managed by maintaining a capability to borrow funds. The Corporation has arranged for short-term borrowings through the Federal Home Loan Bank, as discussed in the Short-Term Borrowings and Term Borrowings section of this report.

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

Year 2000 Issues

The Corporation uses software and other computer-related technologies throughout its business that will be affected by the date change in the year 2000. The Corporation's directors, senior management and operations staff are aware of these year 2000 issues and have appointed an internal technology steering committee to study and direct the project to bring all of the Corporation's computer systems into year 2000 compliance during 1998 and 1999. The technology steering committee commenced its activities on September 25, 1996. The Corporation does not do its own in-house programming and therefore is dependent upon outside vendors to make their software year 2000 compliant. The technology steering committee has identified application software and hardware and letters have been sent to all of the Corporation's vendors requesting certification of their year 2000 readiness and plans. Critical vendors that have been

                            HERITAGE BANCORP, INC.


identified have indicated that they are aware of the issues and, according to their plans, will be in compliance during 1998. The Corporation, through the technology steering committee, has determined to work with current vendors and monitor their efforts to become year 2000 compliant. This option was selected over purchasing new systems because it is less costly and vendors' plans appear to be on track. Any new software to be purchased by the Corporation will be certified as year 2000 compliant prior to purchase. Although final cost estimates have yet to be determined, management believes that such cost will not have a material impact on the Corporation's results of operations during 1998 and 1999.


Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

This section contains certain forward-looking statements which may involve significant risks and uncertainties. Although management believes that the expectations reflected in the forward-looking statements are reasonable, actual results may differ materially from the tables and discussion included in this section.

Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. The Corporation's market risk is composed primarily of interest rate risk. The Corporation's Asset/Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position of the Corporation and establishing policies to monitor and limit exposure to interest rate risk. The operations of the Corporation do no subject it to foreign currency exchange or commodity price risk. Also, the Corporation and the Bank do not utilize interest rate swaps, caps, or other hedging transactions.

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

Limitations of gap analysis in the following gap schedule include: 1) assets and liabilities which contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent; 2) changes in market interest rates do not affect all assets and liabilities to the same extent or at the same time; 3) interest rate gaps reflect the Corporation's position on a single day (December 31, 1997 in the case of Table 21) while the Corporation continually adjusts its interest sensitivity throughout the year; and 4) the actual performance of assets and liabilities may differ with varying interest rate scenarios compared to their original contractual terms (ie. the repayment of mortgage loans increases as interest rates fall).

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

                            HERITAGE BANCORP, INC.


Table 21 - Gap Analysis

                                                                                       Six to
                                                  Three            Three to            Twelve        One to Five     Over Five
 (in thousands)                                   Months          Six Months           Months           Years          Years
                                               -----------       -----------        -----------      ------------    ----------
Interest earning assets:
   Loans .................................      $  85,735         $   9,296          $  15,006         $  94,121      $  31,249
   Investment securities .................         39,665             1,772              4,606            33,346         24,655
                                               -----------       -----------        -----------       -----------    -----------
   Total interest bearing assets .........        125,400            11,068             19,612           127,467         55,904
                                               -----------       -----------        -----------       -----------    -----------


Interest bearing liabilities:
   Interest bearing demand deposits ......          1,336             1,336              1,336            14,701          8,019
   Savings deposits ......................         46,166             1,877              1,877            22,527         18,236
   Time deposits .........................         37,283            15,408             34,651            25,824            160
   Short-term borrowings .................          8,204                 0                  0                 0              0
   Long-term borrowings ..................         40,000                 0              4,450                 0              0
                                               -----------       -----------        -----------       -----------    -----------
   Total interest bearing liabilities ....        132,989            18,621             42,314            63,052         26,415
                                               -----------       -----------        -----------       -----------    -----------


Interest sensitivity gap .................      $  (7,589)        $  (7,553)         $ (22,702)        $  64,415      $  29,489
                                               ===========       ===========        ===========       ===========    ===========


Cumulative sensitivity gap ...............      $  (7,589)        $ (15,142)         $ (37,844)        $  26,571      $  56,060
                                               ===========       ===========        ===========       ===========    ===========



The Corporation's asset/liability reporting format incorporates interest bearing demand deposits and savings deposits as rate sensitive in various time frames to account for the fact that a change in interest rates will not affect the rates paid on these products as it would to products more closely tied to a market index, such as variable rate commercial loans tied to the prime rate.

As of December 31, 1997 the gap analysis would indicate that net income would not be significantly influenced by small fluctuations in interest rates, either up or down. However, market rates on interest bearing demand deposits and savings deposits are currently very low, and management feels that it would be unlikely that these rates could be reduced significantly. Conversely, the rate sensitivity of these liabilities will increase in a rising rate environment due to market competition until rates return to pre-1992 levels (approximately 5% for savings and demand deposits). In addition, $40,000,000 in long-term borrowings which have a fixed rate, contain a conversion option that allows the Federal Home Loan Bank (FHLB) to convert these borrowings to a floating rate instrument on a quarterly basis and a put option that allows the Bank to prepay the borrowings in the event that the FHLB exercises its option. For purposes of the GAP table above, these borrowings were included in the "3 Month" category because they could reprice quarterly. Changes in interest rates will determine whether or not the fixed rates are converted to variable rates and will also impact the interest rate risk of the Corporation.

 Interest Rate Sensitivity - Cash Flow Analysis

Table 22 illustrates the cash flows expected from earning assets for each of the next five years and the fair value these assets at December 31, 1997. Cash flows from loans are based on contractual payments and actual cash flows will most likely vary based on the fluctuation of interest rates. Generally, loans will prepay faster in a decreasing rate environment. This will result in lower interest income since there is more cash flows to reinvest at lower interest rates. Cash flows from bullet securities, which include U.S. Treasury securities, obligations of states and political subdivisions, and other securities are based on the earlier of the contractual maturity or the call date if the security is likely to be called with little or no change in interest rates from December 31, 1997. Equity securities are excluded from this table since the income derived from these investments is not directly tied to interest rates. Cash flows from mortgage-backed securities are based on consensus prepayment speeds under an unchanged rate environment over the next five years. Similar to loans, prepayments on mortgage-backed securities tend to increase as interest rates fall and slow as rates rise.

Also included on the table is the contractual maturities of all interest bearing liabilities. Interest bearing demand and savings deposits are included as maturing in 1998. These customers have no obligation to keep their money with the Corporation for any period of time. In order to determine the effect of market interest rates on these products, the

                            HERITAGE BANCORP, INC.

Corporation uses a simulation model. While the entire balance of these products is affected immediately when there is an interest rate change, the interest rate change is generally not equal to the change in Fed funds or the prime rate. The Corporation has noted that competitive pressures drive this rate more than small changes in market rates. Time deposits are presented by contractual maturity. Short-term borrowings consist of repurchase agreements and overnight borrowings from the FHLB. Generally, the funds mature within 1 business day. Long-term borrowings are presented by contractual maturity. Several of the notes contain conversion options which are discussed in Note 10 under the Notes to Consolidated Financial Statements included as part of this report.

Table 22 - Interest Rate Sensitivity - Cash Flow Analysis



                                         Cash Flows for the Year Ended December 31,                                      Fair Value
                                    ---------------------------------------------------                                  at December
(in thousands)                        1998      1999       2000       2001       2002      Thereafter       Total          31, 1997
                                    --------  --------   --------   --------   --------    ----------      -------       -----------
Interest earning assets
-----------------------

Loans:
  Fixed rate......................    20,456    17,962     15,577     12,868     11,445        37,584      115,892          118,848
  Variable rate...................    17,879    13,540      9,852      9,707      8,645        58,464      118,087          118,087
Investment securities:
  Bullet..........................     2,970     7,773      3,600      6,357      1,850         9,705       32,255           33,011
  Mortgage backed:
    Fixed rate....................     4,371     4,867      3,593      3,581      2,086        19,416       37,914           38,083

    Variable rate.................     5,155     4,418      3,592      2,895      2,298        13,846       32,204           32,941

Interest bearing liabilities
----------------------------

Interest bearing demand...........    26,729         0          0          0          0             0       26,729           26,729
Savings deposits..................    90,682         0          0          0          0             0       90,682           90,682
Time deposits:
  Fixed rate......................    73,369    15,606      5,752      2,284      2,182           160       99,353           99,491
  Variable rate...................    12,508     1,465          0          0          0             0       13,973           13,973
Short-term borrowings.............     8,204         0          0          0          0             0        8,204            8,204
Long-term borrowings..............     4,450         0          0          0     40,000             0       44,450           44,390

Note: Cash flow information for loans does not include deferred mortgage fees, overdrafts, the allowance for loans losses, or unearned income on installment loans.


As of December 31, 1997, the Corporation has evaluated its exposure to interest rate risk and has concluded it to be less than 10% of net interest income for a 200 basis point rate shock for rates up or down. The Corporation has slightly more risk in a rates down environment due to increased cash flows from loans and mortgage-backed investments and a perceived floor on interest bearing demand deposit accounts and savings accounts.


Recently Issued Accounting Guidance

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Statement No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Corporation will adopt Statement No. 130 in its March 31, 1998 Form 10-Q. Reclassification of financial statements for earlier periods provided for comparative purposes will be required. Adoption of Statement No. 130 is not expected to have a material impact of the Corporation.

In June 1997, FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Statement No. 131 supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." The Corporation will adopt Statement No. 131 in its March 31, 1998 Form 10-Q, and comparative information for earlier years will be restated. Adoption of Statement No. 131 is not expected to have a material impact on the Corporation.

                            HERITAGE BANCORP, INC.

Item 8.  Financial Statements and Supplementary Data

         The following audited consolidated financial statements and documents are set forth in this Annual Report on Form 10-K on the following pages:

                                                                         Page
                                                                         ----
Heritage Bancorp Inc. and Subsidiary
         Consolidated Balance Sheets .................................    32
         Consolidated Statements of Income ...........................    33
         Consolidated Statements of Stockholders' Equity .............    34
         Consolidated Statements of Cash Flows .......................    35
         Notes to Consolidated Financial Statements ..................    36
Independent Auditor's Report .........................................    55
Management's Statement of Responsibility for Financial Information ...    56

                      Heritage Bancorp, Inc. and Subsidiary
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996


(in thousands)                                                                                                 December 31,
                                                                                                        ---------------------------
                                                                                                          1997               1996
                                                                                                        --------          ---------
ASSETS
------
Cash and due from banks .......................................................................         $ 11,850          $   9,463

Securities:
   Available for sale ........................................................................           110,780             95,222
   Held to maturity ..........................................................................                 0             19,460
                                                                                                       ---------          ---------
                                                                                                         110,780            114,682
Loans receivable:
   Commercial, financial, and agricultural ...................................................           112,237             95,135
   Real estate - mortgage and construction ....................................................           72,551             68,102
   Consumer ..................................................................................            50,135             45,830
                                                                                                       ---------          ---------
                                                                                                         234,923            209,067
Less: Unearned income ........................................................................              (157)              (354)
         Allowance for loan losses ...........................................................            (3,135)            (3,071)
                                                                                                       ---------          ---------
   Net loans ..................................................................................          231,631            205,642

Premises and equipment, net of accumulated depreciation ......................................             5,112              5,331
Accrued income receivable and other ..........................................................             6,896              6,836
                                                                                                       ---------          ---------
         Total assets ........................................................................         $ 366,269          $ 341,954
                                                                                                       =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
   Deposits:
      Noninterest bearing ....................................................................         $  35,519          $  31,458
      Interest bearing .......................................................................           230,737            222,786
                                                                                                       ---------          ---------
         Total deposits ......................................................................           266,256            254,244

   Short-term borrowings .....................................................................             8,204             15,952
   Term funds borrowed .......................................................................            44,450             29,450
   Other liabilities .........................................................................             2,740              2,227
                                                                                                       ---------          ---------
         Total liabilities ....................................................................          321,650            301,873

Stockholders' Equity:
   Preferred stock, $25 par value; 10,000,000 shares authorized and unissued .................                 0                  0
   Common stock, $5 par value; authorized 10,000,000 shares
      issued 1997 - 5,002,104 shares; 1996 - 2,501,052 shares ................................            25,011             12,505
   Surplus ...................................................................................               791                668
   Retained earnings .........................................................................            19,565             28,474
   Treasury stock, at cost (1997- 229,583 shares; 1996 - 100,791 shares) .....................            (2,405)            (1,961)
   Net unrealized appreciation on securities available for sale, net of tax ..................             1,657                395
                                                                                                       ---------          ---------
      Total stockholders' equity ..............................................................           44,619             40,081
                                                                                                       ---------          ---------
         Total liabilities and stockholders' equity ...........................................        $ 366,269          $ 341,954
                                                                                                       =========          =========

See accompanying notes to consolidated financial statements.

                      Heritage Bancorp, Inc. and Subsidiary
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 1997, 1996 and 1995


(in thousands, except per share data)                                                                  December 31,
                                                                                         ------------------------------------------
                                                                                           1997             1996             1995
                                                                                         --------         --------         --------
Interest and dividend income:
   Loans, including fees .......................................................         $ 20,022         $ 16,984         $ 16,603
   Investment securities:
      Taxable ..................................................................            5,834            6,123            6,188
      Tax-exempt ...............................................................            1,087              810              424
   Other .......................................................................                1               11               15
                                                                                         --------         --------         --------
         Total interest income .................................................           26,944           23,928           23,230
                                                                                         --------         --------         --------
Interest expense:
   Deposits ....................................................................            7,842            7,605            7,990
   Borrowings:
      Short-term ...............................................................              744              968              531
      Long-term ................................................................            2,071              272              256
                                                                                         --------         --------         --------
         Total interest expense ................................................           10,657            8,845            8,777
                                                                                         --------         --------         --------

         Net interest income ...................................................           16,287           15,083           14,453
Provision for loan losses ......................................................              180              180              310
                                                                                         --------         --------         --------
         Net interest income after provision for loan losses ...................           16,107           14,903           14,143

Other income:
   Trust department ............................................................              875              781              683
   Service charges .............................................................              690              670              679
   Other .......................................................................              750              672              395
   Securities gains (losses) ...................................................              181                0              (10)
                                                                                         --------         --------         --------
         Total other income ....................................................            2,496            2,123            1,747
                                                                                         --------         --------         --------

Other expenses:
   Salaries and employee benefits ..............................................            5,273            5,115            4,978
   Occupancy, net ..............................................................              737              855              897
   Equipment ...................................................................              796              774              783
   Communications and supplies .................................................              674              658              692
   Professional fees and outside services ......................................            1,013            1,011              954
   Marketing and advertising ...................................................              324              397              114
   Taxes other than income .....................................................              380              383              344
   FDIC insurance premiums .....................................................               31                2              294
   Merger ......................................................................                0                0              687
   Restructuring ...............................................................                0                0              391
   Other .......................................................................              898              856              793
                                                                                         --------         --------         --------
         Total other expenses ..................................................           10,126           10,051           10,927
                                                                                         --------         --------         --------
         Income before income taxes ............................................            8,477            6,975            4,963
Federal income taxes ...........................................................            2,449            1,995            1,554
                                                                                         --------         --------         --------
         Net income ............................................................         $  6,028         $  4,980         $  3,409
                                                                                         ========         ========         ========
Per share data:
   Net income (basic) ..........................................................         $   1.26         $   1.04         $   0.69
                                                                                         ========         ========         ========
   Net income (diluted) ........................................................         $   1.26         $   1.04         $   0.69
                                                                                         ========         ========         ========
   Cash dividends ..............................................................         $   0.51         $   0.43         $   0.36
                                                                                         ========         ========         ========

See accompanying notes to consolidated financial statements.

                     Heritage Bancorp, Inc. and Subsidiary
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1997, 1996 and 1995



                                                                                                          Net Unrealized
                                                                                                           Appreciation
                                                                                                          (Depreciation)
                                                                                                          on Securities
                                                         Common                    Retained     Treasury  Available for
(in thousands)                                           Stock       Surplus       Earnings      Stock        Sale          Total
                                                       ----------   ----------    ---------    ----------   ----------    ---------
Balance at January 1, 1995 .........................     $10,006      $   647      $26,424       $  (265)     $(1,234)     $35,578
Cash paid in lieu of fractional shares .............                                    (3)                                     (3)
Net income .........................................                                 3,409                                   3,409
Treasury stock acquired ............................                                              (1,285)                   (1,285)
Treasury stock issued ..............................                        3                        252                       255
Cash dividends .....................................                                (1,766)                                 (1,766)
Tax benefit upon exercise of stock options .........                       10                                                   10
Net change in unrealized appreciation on
   securities available for sale, net of taxes .....                                                            1,818        1,818
                                                       ----------   ----------    ---------    ----------   ----------    ---------
Balance at December 31, 1995 .......................      10,006          660       28,064        (1,298)         584       38,016
5-for-4 stock split in the form of a 25% stock
   dividend ........................................       2,499       (2,499)                                                   0
Transfer from retained earnings ....................                    2,500       (2,500)                                      0
Cash paid in lieu of fractional shares .............                                   (10)                                    (10)
Net income .........................................                                 4,980                                   4,980
Treasury stock acquired ............................                                              (1,011)                   (1,011)
Treasury stock issued ..............................                      (10)                       348                       338
Cash dividends .....................................                                (2,060)                                 (2,060)
Tax benefit upon exercise of stock options .........                       17                                                   17
Net change in unrealized appreciation on
   securities available for sale, net of taxes .....                                                             (189)        (189)
                                                       ----------   ----------    ---------    ----------   ----------    ---------
Balance at December 31, 1996 .......................      12,505          668       28,474        (1,961)         395       40,081
2-for-1 stock split in the form of a 100% stock
   dividend ........................................      12,506                   (12,506)                                      0
Net income .........................................                                 6,028                                   6,028
Treasury stock acquired ............................                                                (851)                     (851)
Treasury stock issued ..............................                      101                        407                       508
Cash dividends .....................................                                (2,431)                                 (2,431)
Tax benefit upon exercise of stock options .........                       22                                                   22
Net change in unrealized appreciation on
   securities available for sale, net of taxes .....                                                            1,262        1,262
                                                       ----------   ----------    ---------    ----------   ----------    ---------
Balance at December 31, 1997 .......................     $25,011      $   791      $19,565       $(2,405)     $ 1,657      $44,619
                                                       ==========   ==========    =========    ==========   ==========    =========

See accompanying notes to consolidated financial statements.

                     Heritage Bancorp, Inc. and Subsidiary
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1997, 1996 and 1995


(in thousands)                                                                                     December 31,
                                                                                      ------------------------------------
                                                                                         1997         1996         1995
                                                                                      ----------   ----------   ----------
Operating Activities
--------------------
   Net income ......................................................................   $   6,028    $   4,980    $   3,409
   Adjustments to reconcile net cash provided by operating activities:
      Provision for loan losses ....................................................         180          180          310
      Depreciation .................................................................         684          671          624
      (Gains) losses on sales of equipment .........................................          21            2           (2)
      Realized (gains) losses on sales of securities ...............................        (181)           0           10
      Amortization of premiums and accretion of discounts on investment
         securities ................................................................         201           91          115
      Deferred federal income taxes ................................................        (104)         (74)        (117)
      (Increase) decrease in accrued income receivable and other assets ............         221       (1,147)         744
      Increase (decrease) in interest payable and other liabilities ................        (341)          35         (378)
                                                                                      ----------   ----------   ----------

         Net cash provided by operating activities .................................       6,709        4,738        4,715
                                                                                      ----------   ----------   ----------

Investing Activities
--------------------
   Securities held to maturity:
      Proceeds from called/matured securities ......................................       2,055        8,725        8,156
      Purchases ....................................................................           0       (1,998)      (8,813)
   Securities available for sale:
      Proceeds from called/matured securities and principal repayments .............      11,978       13,749        9,899
      Proceeds from sales ..........................................................      37,454            0       12,961
      Purchases ....................................................................     (45,644)     (26,687)     (18,334)
   Net (increase) decrease in loans ................................................     (26,169)     (33,664)       7,354
   Proceeds from sales of bank equipment ...........................................          30            8            2
   Purchases of premises and equipment .............................................        (516)        (632)        (282)
                                                                                      ----------   ----------   ----------

         Net cash provided by/(used in) investing activities .......................     (20,812)     (40,499)      10,943
                                                                                      ----------   ----------   ----------

Financing Activities
--------------------
   Net increase (decrease) in demand deposits, N.O.W. accounts, and savings
      accounts .....................................................................       3,047       (1,881)     (10,841)
   Net increase in time deposits ...................................................       8,965        3,075        6,326
   Net increase (decrease) in short-term borrowings ................................      (7,748)      10,417       (7,791)
   Term funds borrowed .............................................................      40,000       25,000            0
   Repayment of term funds .........................................................     (25,000)           0            0
   Issuance of treasury stock ......................................................         508          338          255
   Purchase of treasury stock ......................................................        (851)      (1,011)      (1,285)
   Cash dividends ..................................................................      (2,431)      (2,060)      (1,766)
   Cash paid in lieu of fractional shares ..........................................          (0)         (10)          (3)
                                                                                      ----------   ----------   ----------

         Net cash provided by/(used in) financing activities .......................      16,490       33,868      (15,105)
                                                                                      ----------   ----------   ----------

         Increase (decrease) in cash and cash equivalents ..........................       2,387       (1,893)         553

         Cash and cash equivalents at the beginning of the year ....................       9,463       11,356       10,803
                                                                                      ----------   ----------   ----------

         Cash and cash equivalents at end of year ..................................   $  11,850    $   9,463    $  11,356
                                                                                      ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

                            Heritage Bancorp, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1997, 1996 and 1995

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

                            Heritage Bancorp, Inc.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       December 31, 1997, 1996 and 1995

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

Earnings Per Share

The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" in 1997. The Corporation adopted the provisions of the new standard as of December 31, 1997. Accordingly, all earnings per share amounts for reported periods have been presented in accordance with the requirements of Statement
128. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

                            Heritage Bancorp, Inc.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       December 31, 1997, 1996 and 1995

Note 1 - Summary of Significant Accounting Policies - (continued)

Earnings Per Share - (continued)

Basic earnings per share is based on the weighted average outstanding shares (adjusted for stock dividends) which are as follows: 1997 - 4,769,000 shares; 1996 - 4,800,000 shares; 1995 - 4,922,000 shares. Diluted earnings per share is based on the weighted average outstanding shares (adjusted for stock dividends) plus the additional weighted average number of shares that would need to be issued to satisfy all potentially dilutive securities which were as follows:
1997 - 4,790,000 shares; 1996 - 4,806,000 shares; 1995 - 4,930,000 shares.

Trust Assets

Assets held by the Bank in a fiduciary capacity for customers are not included in the consolidated financial statements since such items are not assets of the Bank. Trust income is reported on the accrual method.

Cash Flow Information

For purposes of the statements of cash flows, the Corporation considers cash and due from banks and federal funds sold as cash and cash equivalents. Generally, federal funds are purchased and sold for one-day periods. Cash paid for interest during the years ended December 31, 1997, 1996, and 1995 was $10,570,000, $8,968,000, and $8,547,000, respectively. Income taxes paid were $2,440,000 in 1997, $2,219,000 in 1996 and $1,685,000 in 1995.

Stock Dividends

On May 23, 1997, the Corporation issued a 2-for-1 stock split in the form of a 100% stock dividend. Accordingly, issued shares of common stock outstanding increased 2,501,052 shares and $12,506,000, representing the par value of the additional shares issued, of retained earnings was capitalized to common stock. On May 24, 1996, the Corporation issued a 5-for-4 stock split in the form of a 25% stock dividend. Accordingly, issued shares of common stock increased 499,879 shares and a transfer of $2,499,000, representing the par value of additional shares issued, was made to the common stock account. In order to effect the transfer, the Corporation capitalized $2,500,000 in retained earnings to surplus. References in the consolidated financial statements and notes thereto with regard to per share and related data have been restated to give effect to these transactions.

Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Corporation's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Corporation could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year ends, and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end. The information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the total assets. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation's disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation's financial instruments at December 31, 1997 and 1996:

Cash and cash equivalents: The carrying amounts reported in the balance sheet
--------------------------
for cash and short-term instruments approximate those assets' fair values.

Securities: Fair values of securities are based on quoted market prices, where
-----------
available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

                            Heritage Bancorp, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1997, 1996 and 1995

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

Accrued interest: The carrying amount of accrued interest receivable and accrued
-----------------
interest payable approximate their fair values.

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

Off-balance sheet instruments: In the ordinary course of business, the Bank has
------------------------------
entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the consolidated financial statements when they become a receivable. The Bank generally does not assess fees for commitments to extend credit or standby letters of credit, which is consistent with the terms offered in the marketplace. Additionally, the commitments are at variable interest rates and include an "escape clause" if the customer's credit quality deteriorates.

Note 2 - Mergers

On November 18, 1997, the Corporation entered into an agreement to consolidate with BCB Financial Services Corporation ("BCB"), a one bank holding company located in Reading, Pennsylvania. Under the terms of the Agreement, the Corporation and BCB propose to combine into a new Pennsylvania business corporation, with a name yet to be determined. Upon the effective date, which is expected to occur during the second quarter of 1998 pending regulatory and shareholder approval, the new corporation will be the holding company for the independent bank subsidiaries, Heritage National Bank and Berks County Bank. There are no plans to merge the two banking subsidiaries at this time. Stockholders of the Corporation would receive 1.05 shares of the new corporation for each share of the Corporation held on the record date. Stockholders of BCB will receive 1.3335 shares of common stock of the new corporation for each share held on the record date. The new corporation will be issuing approximately 9,640,000 shares. The transaction will be accounted for as a pooling of interests.

The following table provides a summary of the consolidated operating results and financial condition on a pro forma basis as of and for the year ended
December 31, 1997:

                                                       BCB Financial
                                        Corporation       Services     Combined
(in thousands)                         (as reported)    Corporation    Pro forma
                                       -------------   -------------   ---------

Net interest income ................     $  16,287       $  12,117     $  28,404
Net income .........................         6,028           3,301         9,329
Total assets .......................       366,269         447,594       813,863
Total stockholders' equity .........        44,619          44,101        88,720

The pro forma combined results are not necessarily indicative of the combined results of future operations.

                            Heritage Bancorp, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1997, 1996 and 1995

Note 2 - Mergers - (continued)

On March 1, 1995, Miners National Bancorp, Inc. (Miners) effected a business combination with Bankers' Financial Services Corporation (Bankers), a one bank holding company located in Schuylkill Haven, Pennsylvania, by exchanging 560,173 shares of its common stock for all of the outstanding common stock of Bankers except for the 28,869 shares of Bankers held by Miners which were cancelled. Simultaneously, Miners amended its Articles of Incorporation and changed its name to Heritage Bancorp, Inc. The combination was accounted for as a pooling of interests.


Note 3 - Restrictions on Cash and Due From Bank Accounts

The Bank is required to maintain average reserve balances with the Federal Reserve Bank and in the form of cash on hand. The average amount of these restricted balances for the year ended December 31, 1997 and 1996 was approximately $1,872,000 and $1,607,000, respectively.

                            Heritage Bancorp, Inc.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       December 31, 1997, 1996 and 1995

Note 4 - Securities

The Corporation transferred securities with an amortized cost of $17,395,000 from held to maturity to available for sale on July 1, 1997 in order to provide flexibility for management to implement new investment strategies. The transfer resulted in a $193,000 adjustment to fair value on the securities previously classified as held to maturity with a corresponding adjustment to equity of $127,000 for unrealized gains, net of taxes. All securities at December 31, 1997 were classified as available for sale. It is the intent of management to classify all future purchases as available for sale. In addition, the transfer does not meet the requirements for transfer pursuant to FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and therefore the Corporation is required to classify all purchases of securities through July 1, 1999 as available for sale.

The amortized cost and fair values of securities at December 31, 1997 and 1996 were as follows:

                                                                                       Gross           Gross
(in thousands)                                                       Amortized       Unrealized      Unrealized         Fair
                                                                       Cost            Gains           Losses          Value
                                                                    ------------    ------------    ------------     -----------
Securities available for sale:
   December 31, 1997:
   U.S. Treasury securities ..................................         $  9,810         $    49          $   (7)       $  9,852
   Obligations of states and political subdivisions ..........           22,346             717              (5)         23,058
   Other securities ..........................................              100               1              (0)            101
   Mortgage-backed securities ................................           70,126           1,051            (144)         71,033
   Equity securities .........................................            5,784             952              (0)          6,736
                                                                    ------------    ------------    ------------     -----------
                                                                       $108,166         $ 2,770          $ (156)       $110,780
                                                                    ============    ============    ============     ===========

   December 31, 1996:
   Obligations of states and political subdivisions ..........         $ 10,350         $    78          $  (30)       $ 10,398
   U.S. Government Corporate and Agency
      Obligations ............................................            7,328               1             (84)          7,245
   Other securities ..........................................            1,100              17              (1)          1,116
   Mortgage-backed securities ................................           70,694             758            (591)         70,861
   Equity securities .........................................            5,095             507              (0)          5,602
                                                                    ------------    ------------    ------------     -----------
                                                                       $ 94,567         $ 1,361          $ (706)       $ 95,222
                                                                    ============    ============    ============     ===========

Securities held to maturity:
   December 31, 1996:
   U.S. Treasury securities ..................................         $ 11,873         $    62          $  (44)       $ 11,891
   Obligations of states and political subdivisions ..........            7,587             253             (14)          7,826
                                                                    ------------    ------------    ------------     -----------
                                                                       $ 19,460         $   315          $  (58)       $ 19,717
                                                                    ============    ============    ============     ===========

                            Heritage Bancorp, Inc.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       December 31, 1997, 1996 and 1995


Note 4 - Securities (continued)

The amortized cost and fair value of securities as of December 31, 1997 by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities or call dates because borrowers may have the right to prepay obligations with or without call or prepayment penalties, or elect not to prepay the obligation at call date.


(in thousands)                                                    Amortized               Fair
                                                                     Cost                Value
                                                                 ------------         ------------
Due in one year or less ..............................             $   3,009            $   3,020
Due after one year through five years .................               19,950               20,207
Due after five years through ten years ................                6,252                6,528
Due after ten years ...................................                3,045                3,256
Mortgage-backed securities ............................               70,126               71,033
Equity securities .....................................                5,784                6,736
                                                                 ------------         ------------
                                                                   $ 108,166            $ 110,780
                                                                 ============         ============

Gross realized gains and losses from the sale of securities available for sale for each of the three years ended December 31, were as follows:

(in thousands)                       1997             1996             1995
                                 -----------      -----------      -----------

Realized gains ..............     $     389        $       0        $      88
Realized losses .............          (208)              (0)             (98)
                                 -----------      -----------      -----------
                                  $     181        $       0        $     (10)
                                 ===========      ===========      ===========

Securities having a carrying value of $19,665,000 and $10,335,000 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.


Note 5 - Loans Receivable and Allowance for Loan Losses

Changes in the allowance for loan losses for each of the three years ended December 31, were as follows:


(in thousands)                                             1997               1996               1995
                                                     ---------------    ---------------    ---------------
Balance at beginning of year ....................     $       3,071      $       3,209      $       3,012
Recoveries on loans .............................               148                229                 70
Provision charged to operations .................               180                180                310
Loans charged off ...............................              (264)              (547)              (183)
                                                     ---------------    ---------------    ---------------
Balance at end of year ..........................     $       3,135      $       3,071      $       3,209
                                                     ===============    ===============    ===============

                            Heritage Bancorp, Inc.
           NOTED TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       December 31, 1997, 1996 and 1995

Note 5 - Loans Receivable and Allowance for Loan Losses (continued)

Information with respect to impaired loans as of and for the year ended December 31, is as follows:

(in thousands)                                                                    1997       1996       1995
                                                                                 ------     ------     ------
Loans receivable for which there is a related allowance for loan losses.....     $  387     $  410     $  786
Loans receivable for which there is no related allowance for loan losses....        723        483        539
                                                                                 ------     ------     ------
   Total impaired loans ....................................................     $1,110     $  893     $1,325
                                                                                 ======     ======     ======
Related allowance for loan losses ..........................................     $  140     $  155     $  400
                                                                                 ======     ======     ======
Average recorded balance of these impaired loans ...........................     $1,141     $  964     $1,477
                                                                                 ======     ======     ======
Interest income recognized on these impaired loans .........................     $   24     $   60     $   37
                                                                                 ======     ======     ======


Note 6 - Loans to Related Parties

The Bank has granted loans to certain directors and executive officers of the Corporation and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $3,007,000 and $3,549,000 at December 31, 1997 and 1996 respectively. During 1997, $5,535,000 of new loans and advances on lines of credit were made, and repayments totalled $6,077,000.

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

Note 8 - Premises and Equipment

The components of premises and equipment at December 31, were as follows:

(in thousands)                                              1997         1996
                                                         --------      --------

Land ...............................................     $    593      $    593
Buildings and improvements .........................        6,637         6,456
Furniture, fixtures and equipment ..................        4,402         5,262
Leasehold improvements .............................           47            47
Bank vehicles ......................................          135           136
                                                         --------      --------
                                                           11,814        12,494
Less accumulated depreciation ......................       (6,702)       (7,163)
                                                         --------      --------
                                                         $  5,112      $  5,331
                                                         ========      ========

                            Heritage Bancorp, Inc.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       December 31, 1997, 1996 and 1995

Note 9 - Deposits

The carrying amounts of deposits at December 31, consisted of the following:


(in thousands)                                        1997            1996
                                                  ------------    ------------

Demand ........................................     $  35,519       $  31,458
Interest bearing demand .......................        28,047          26,977
Savings .......................................        89,364          91,448
Time ..........................................       113,326         104,361
                                                  ------------    ------------
                                                    $ 266,256       $ 254,244
                                                  ============    ============

At December 31, 1997 and 1996, time certificates of deposit of $100,000 or more aggregated $5,705,000 and $7,889,000, respectively. Interest expense on these time deposits amounted to approximately $273,000 in 1997, $264,000 in 1996 and $256,000 in 1995.

At December 31,1997, the scheduled maturities of time deposits for the years ending December 31, are as follows:


(in thousands)

1998 ................................................           $  85,875
1999 ................................................              17,072
2000 ................................................               5,753
2001 ................................................               2,284
2002 ................................................               2,182
Thereafter ..........................................                 160
                                                              ============
                                                                $ 113,326
                                                              ============

Note 10- Borrowed Funds

The Bank has an arrangement with the Federal Home Loan Bank (FHLB) which allows for borrowings up to a percentage of qualifying assets. At December 31, 1997 and 1996 the Bank had a maximum borrowing capacity of $132,257,000 and $138,784,000, respectively. Borrowings from the FHLB include a flexible line of credit, repurchase agreements, and term borrowings and are collateralized by certain qualifying assets of the Bank. In addition, the Bank enters into agreements with customers as part of cash management services where the bank sells securities to the customer overnight with the agreement to repurchase them at par. Securities sold under agreements to repurchase generally mature 1 day from the transaction date. The securities underlying the agreements were under the Bank's control.

Short-term borrowings at December 31, consist of the following:

(in thousands)                                                       1997                1996
                                                                   ---------          ----------
Securities sold under agreements to repurchase ..............       $ 1,704            $    252
Repurchase agreements with the Federal Home Loan Bank .......         6,500              15,700
                                                                   =========          ==========
                                                                    $ 8,204            $ 15,952
                                                                   =========          ==========

                            Heritage Bancorp, Inc.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       December 31, 1997, 1996 and 1995

Note 10- Borrowed Funds - (continued)

Information concerning securities sold under agreements to repurchase and repurchase agreements with the FHLB is summarized as follows at December 31,:

(in thousands)                                                                            1997                1996
                                                                                       -----------         -----------
Average balance during the year ..............................................           $ 13,244            $ 16,307
Average interest rate during the year ........................................               5.62 %              5.46 %
Maximum month-end balance during the year ....................................             24,758              39,936

Term funds borrowed at December 31, consist of the following:

(in thousands)                                                                             1997                1996
                                                                                       -----------         -----------
Notes with the Federal Home Loan Bank:
   Term notes due May 1998 @ 5.66% weighted average fixed rate ...............           $  3,450            $  3,450
   Term note due November 1998 @ 5.56% fixed rate ............................              1,000               1,000
   5 yr/ 3 mo. Term Note due December 2001 @ 4.92% ........................... (1)              0              25,000
   5 yr/ 6 mo. Term Note due March 2002 @ 5.46% .............................. (1)         30,000                   0
   5 yr/ 3 mo. Term Note due July 2002 @ 5.60% ............................... (1)         10,000                   0
                                                                                       ===========         ===========
                                                                                         $ 44,450            $ 29,450
                                                                                       ===========         ===========

   (1) - These notes contain a convertible option which allows the FHLB, at quarterly intervals, to change the note to an adjustable-rate advance at three-month LIBOR (5.81% at December 31, 1997) plus 3 to 8 basis points. If the notes are converted, the option allows the Bank to put the funds back to the FHLB at no charge. The `5 yr/6 mo.' refers to the maturity of the note (5 years) and the term until the first convertible date (6 months). All of these notes have passed the original convertible date.

Note 11 - Federal Income Taxes

Significant components of the provision for income taxes for the years ended December 31, were as follows:

(in thousands)                                                 1997                 1996                  1995
                                                            -----------          -----------          -----------
Current ...........................................            $ 2,553              $ 2,069              $ 1,671
Deferred ..........................................               (104)                 (74)                (117)
                                                            ===========          ===========          ===========
                                                               $ 2,449              $ 1,995              $ 1,554
                                                            ===========          ===========          ===========

                            Heritage Bancorp, Inc.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       December 31, 1997, 1996 and 1995


Note 11 - Federal Income Taxes - (continued)

Significant components of the Corporation's deferred tax assets and liabilities at December 31, were as follows:

(in thousands)                                                               1997                  1996
                                                                          ----------            ---------
Deferred tax assets:
   Allowance for loan losses ...................................           $    736              $   718
   Deferred loan fees ..........................................                 18                   37
   Deferred compensation .......................................                188                  181
   Other .......................................................                 62                   35
                                                                          ----------            ---------
      Total deferred tax assets ................................              1,004                  971
   Valuation allowance for deferred tax assets .................               (100)                (100)
                                                                          ----------            ---------
      Net deferred tax assets ..................................                904                  871
                                                                          ----------            ---------
Deferred tax liabilities:
   Unrealized appreciation on securities .......................               (957)                (260)
   Premises and equipment ......................................               (132)                (157)
   Unearned income on loans ....................................                 (0)                 (51)
   Prepaid expenses ............................................                (94)                 (88)
                                                                          ----------            ---------
      Total deferred tax liabilities ...........................             (1,183)                (556)
                                                                          ----------            ---------

         Net deferred tax asset (liability) ....................           $   (279)             $   315
                                                                          ==========            =========

A reconciliation of the provision for income taxes and the amount that would have been provided at statutory rates for the years ended December 31, is as follows:

(in thousands)                                                             1997           1996          1995
                                                                         ---------      ---------     ---------
Provision at statutory rates on pre-tax income ......................     $ 2,882        $ 2,372       $ 1,687
Effect of tax-exempt interest income ................................        (389)          (336)         (275)
Effect of non-deductible merger expenses ............................           0              0           111
Other ...............................................................         (44)           (41)           31
                                                                         =========      =========     =========
                                                                          $ 2,449        $ 1,995       $ 1,554
                                                                         =========      =========     =========

The income tax provision includes $61,000 in 1997, $0 in 1996 and $(3,000) in 1995, of income tax expense (benefit) related to securities gains (losses) of $181,000, $0 and ($10,000), respectively.

Note 12 - Stock Option Plans

The Corporation adopted the 1995 Stock Option Plan for Non-Employee Directors and the 1995 Stock Incentive Plan on March 28, 1995. 475,000 shares of common stock are covered by the Plans. The Stock Option Plan for Non-Employee Directors provides for each director of the Corporation, who is not an employee, to receive each year an option to purchase 500 shares of common stock at an exercise price of 100% of the fair market value of the stock on such date. The options are exercisable immediately upon grant. The Stock Incentive Plan provides for the granting of awards by a committee of the Board to officers and other employees of the Corporation to purchase shares of common stock at an exercise price of 100% of the fair market value of the stock on such date. Options are deemed 100% vested one year after the date of the grant.

                            Heritage Bancorp, Inc.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       December 31, 1997, 1996 and 1995

Note 12 - Stock Option Plans - (continued)

Stock option transactions under the plan for December 31, were as follows:


                                                                         1997                 1996                 1995
                                                                   ----------------     ----------------      ---------------
Options outstanding at beginning of year ........................           63,932               46,422               33,764
Options granted during year .....................................           48,300               27,376               21,250
Options forfeited during year ...................................           (9,352)                  (0)                  (0)
Options exercised ...............................................           (9,828)              (9,866)              (8,592)
                                                                   ----------------     ----------------      ---------------
Options outstanding at end of year ..............................           93,052               63,932               46,422
                                                                   ================     ================      ===============
Options exercisable at December 31, 1997 .......................            61,752
                                                                   ================

Weighted average fair value of options granted during the year ..  $          2.37      $          1.32       $         1.70
                                                                   ================     ================      ===============
Weighted average exercise price of options granted ..............  $         13.36      $         10.17       $        10.05
                                                                   ================     ================      ===============
Weighted average exercise price of options exercised ............  $          9.29      $          5.58       $         9.80
                                                                   ================     ================      ===============
Weighted average exercise price of options forfeited ............  $         13.38      $          0.00       $         0.00
                                                                   ================     ================      ===============
Weighted average exercise price of options outstanding ..........  $         10.86      $          9.48       $         8.01
                                                                   ================     ================      ===============

Exercise prices for options outstanding at December 31, 1997 ranged from $4.80 to $10.25. The weighted average remaining contractual life of these options is approximately 8 years.

Effective January 1, 1996, the Corporation elected to continue to follow current accounting rules under Accounting Principles Board Opinion No. 25 as provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation". Under the statement, pro forma net income and earnings per share are required to be disclosed as if the options were accounted for at their fair value and the expense was recognized as compensation expense over the service period. In order to provide this information, the Black-Scholes model was used to calculate the current fair value of the stock options issued, with the following weighted average assumptions for 1997, 1996, and 1995, respectively: risk free interest rates of 6.5%, 5.2%, 6.0%; dividend yields of 3.6%, 4.0%, 3.7%; volatility factors of the expected market price of the Corporation's common stock of .12,
 .12, .11; and a weighted average expected life of the option of 7.5 years.

Pro forma net income and pro forma earnings per share effected for the compensation expense related to the issuance of stock options under the Black-Scholes model as of December 31, were as follows:


(in thousands)                                                           1997                 1996                  1995
                                                                   ----------------     ----------------      ---------------
Net income, as reported ......................................     $         6,028      $         4,980       $        3,409
Pro forma compensation expense, net of taxes .................                 (69)                 (22)                 (17)
                                                                   ----------------     ----------------      ---------------
Pro forma net income .........................................     $         5,959      $         4,958       $        3,392
                                                                   ================     ================      ===============

Earnings per share - basic, as reported ......................     $          1.26      $          1.04       $         0.69
                                                                   ================     ================      ===============
Pro forma earnings per share - basic .........................     $          1.25      $          1.03       $         0.69
                                                                   ================     ================      ===============
Earnings per share - diluted, as reported ....................     $          1.26      $          1.04       $         0.69
                                                                   ================     ================      ===============
Pro forma earnings per share - diluted .......................     $          1.24      $          1.03       $         0.69
                                                                   ================     ================      ===============

                            Heritage Bancorp, Inc.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       December 31, 1997, 1996 and 1995

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

The following table sets forth the plan's status and amounts recognized in the consolidated financial statements at and for the years ended December 31,:


(in thousands)                                                                 1997                 1996
                                                                          ----------------     ----------------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including vested benefits of
      $1,495 in 1997 and $1,533 in 1996 ...............................   $        (1,532)     $        (1,552)
                                                                          ================     ================

   Projected benefit obligation for service rendered to date ..........   $        (1,799)     $        (1,831)
Plan assets at fair value, primarily listed stocks and U.S.
   government obligations .............................................             2,950                2,493
                                                                          ----------------     ----------------
Plan assets in excess of projected benefit obligation .................             1,151                  662
Unrecognized net gain from past experience different
   than assumed .......................................................              (759)                (266)
Unrecognized net transition asset .....................................              (115)                (137)
                                                                          ----------------     ----------------
Prepaid pension cost included in other assets .........................   $           277      $           259
                                                                          ================     ================

                                                                                1997                 1996             1995
                                                                          ----------------     ----------------     -----------
Net pension expense included the following components:
   Service cost - benefits earned during the period ...................   $            77      $            64      $       56
   Interest cost on projected benefit obligation ......................               126                  122             119
   Actual return on plan assets .......................................              (185)                (171)           (156)
   Net amortization and deferral ......................................               (36)                 (28)            (26)
                                                                          ----------------     ----------------     -----------
   Net periodic pension cost (income) .................................   $           (18)     $           (13)     $       (7)
                                                                          ================     ================     ===========


The weighted-average discount rate and the rate of increase of future compensation levels used in determining the actuarial present-value of the projected benefit obligation was 7.25% and 6.00%, respectively, at December 31, 1997 and 1996. The expected long-term rate of return on plan assets was 7.50% in 1997, 1996, and 1995.

The Corporation has an Employee Stock Ownership Plan (ESOP) with deferred salary savings (401K) provisions. Employees who qualify may elect to participate in the 401K portion of the plan. A participating employee may contribute a maximum of 15% of his/her compensation. The Corporation will contribute $.25 for each $1.00 up to 4% of compensation that each employee contributes. Costs charged to expense for the 401K portion of the plan were $24,000 in 1997, 1996, and 1995. Funding for the ESOP consisted of cash contributions of $80,000, $65,000, and $50,000, for the years ended December 31, 1997, 1996 and 1995, respectively. The Plan purchases shares of common stock in the open market and from Treasury as contributions are made to it. Funding includes contributions from the employees and the Corporation into the 401K portion of the plan and corporate contributions into the ESOP. Purchases consisted of 17,646, 17,596, and 10,360 shares at costs of $202,000, $184,000, and $104,000 for 1997, 1996 and 1995,
respectively. Future contributions will be made at the discretion of the Board of Directors, and will be expensed at the time amounts are committed.

                            Heritage Bancorp, Inc.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       December 31, 1997, 1996 and 1995

Note 13 - Pension Plan and Other Employee Benefit Plans (continued)

The Corporation has implemented a nonqualified Executive Supplemental Income
(ESI) Plan for a certain group of officers. Under the provisions of the ESI Plan, the participating officers of the Corporation have executed agreements providing each officer a retirement annuity benefit, or beneficiary a salary continuation benefit in the event of pre-retirement death. At December 31, 1997, the Plan covered 17 officers, and was being funded by life insurance carried on the lives of these officers. For the years ended December 31, 1997, 1996 and 1995, $16,000, $16,000 and $8,000 respectively, was charged to operations in connection with this plan.


Note 14 - Regulatory Matters

Dividends are paid by the Corporation from its assets, which are mainly provided by dividends from the Bank. However, certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans, or advances. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this restriction, the Bank, without prior regulatory approval, can declare dividends to the Corporation totalling $5,014,000, plus an additional amount equal to the Bank's net profit for 1998, up to the date any such dividend declaration.

Under Federal Reserve regulations, the Bank also is limited as to the amount it may lend to its affiliates, including the Corporation, unless such loans are collateralized by specified obligations. At December 31, 1997, the maximum amount available for transfer from the Bank to the Corporation in the form of loans approximated 20% of capital stock and surplus.

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 1997, that the Corporation and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 1997, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

                            Heritage Bancorp, Inc.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       December 31, 1997, 1996 and 1995

Note 14 - Regulatory Matters (continued)

The Corporation's and Bank's actual capital ratios as of December 31, and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:




(in thousands)                                              Actual
                                                  -------------------------
                                                    Amount          Ratio
                                                  ----------    ------------
As of December 31, 1997: Total capital
(to risk weighted assets):
      Heritage Bancorp, Inc. ................      $45,923         19.40 %
      Heritage National Bank ................      $42,276         19.13 %
Tier 1 capital (to risk weighted assets):
      Heritage Bancorp, Inc. ................      $42,962         18.15 %
      Heritage National Bank ................      $39,510         17.88 %
Tier 1 capital (to average assets):
      Heritage Bancorp, Inc. ................      $42,962         12.26 %
      Heritage National Bank ................      $39,510         11.38 %

As of December 31, 1996: Total capital
(to risk weighted assets):
      Heritage Bancorp, Inc. ................      $42,333         20.03 %
      Heritage National Bank ................      $38,513         18.47 %
Tier 1 capital (to risk weighted assets):
      Heritage Bancorp, Inc. ................      $39,686         18.78 %
      Heritage National Bank ................      $35,901         17.22 %
Tier 1 capital (to average assets):
      Heritage Bancorp, Inc. ................      $39,686         12.56 %
      Heritage National Bank ................      $35,901         11.45 %


                                                                                For Capital
(in thousands)                                                                Adequacy Purposes
                                                  -----------------------------------------------------------------------
                                                                Amount                               Ratio
                                                  ----------------------------------     --------------------------------
As of December 31, 1997: Total capital
(to risk weighted assets):
      Heritage Bancorp, Inc. ................     greater than or equal to   $18,937     greater than or equal to   8.00%
      Heritage National Bank ................     greater than or equal to   $17,679     greater than or equal to   8.00%
Tier 1 capital (to risk weighted assets):
      Heritage Bancorp, Inc. ................     greater than or equal to   $ 9,468     greater than or equal to   4.00%
      Heritage National Bank ................     greater than or equal to   $ 8,839     greater than or equal to   4.00%
Tier 1 capital (to average assets):
      Heritage Bancorp, Inc. ................     greater than or equal to   $14,017     greater than or equal to   4.00%
      Heritage National Bank ................     greater than or equal to   $13,888     greater than or equal to   4.00%

As of December 31, 1996: Total capital
(to risk weighted assets):
      Heritage Bancorp, Inc. ................     greater than or equal to   $16,908     greater than or equal to   8.00%
      Heritage National Bank ................     greater than or equal to   $16,681     greater than or equal to   8.00%
Tier 1 capital (to risk weighted assets):
      Heritage Bancorp, Inc. ................     greater than or equal to   $ 8,453     greater than or equal to   4.00%
      Heritage National Bank ................     greater than or equal to   $ 8,339     greater than or equal to   4.00%
Tier 1 capital (to average assets):
      Heritage Bancorp, Inc. ................     greater than or equal to   $12,639     greater than or equal to   4.00%
      Heritage National Bank ................     greater than or equal to   $12,542     greater than or equal to   4.00%


                                                                                 To Be Well
                                                                              Capitalized Under
                                                                              Prompt Corrective
(in thousands)                                                                Action Provisions
                                                  -------------------------------------------------------------------------
                                                                Amount                                 Ratio
                                                  ----------------------------------     ----------------------------------
As of December 31, 1997: Total capital
(to risk weighted assets):
      Heritage Bancorp, Inc. ................     greater than or equal to   n/a         greater than or equal to   n/a
      Heritage National Bank ................     greater than or equal to   $22,099     greater than or equal to   10.00 %
Tier 1 capital (to risk weighted assets):
      Heritage Bancorp, Inc. ................     greater than or equal to   n/a         greater than or equal to   n/a
      Heritage National Bank ................     greater than or equal to   $13,258     greater than or equal to    6.00 %
Tier 1 capital (to average assets):
      Heritage Bancorp, Inc. ................     greater than or equal to   n/a         greater than or equal to   n/a
      Heritage National Bank ................     greater than or equal to   $17,359     greater than or equal to    5.00 %

As of December 31, 1996: Total capital
(to risk weighted assets):
      Heritage Bancorp, Inc. ................     greater than or equal to   n/a         greater than or equal to   n/a
      Heritage National Bank ................     greater than or equal to   $20,852     greater than or equal to   10.00 %
Tier 1 capital (to risk weighted assets):
      Heritage Bancorp, Inc. ................     greater than or equal to   n/a         greater than or equal to   n/a
      Heritage National Bank ................     greater than or equal to   $12,509     greater than or equal to    6.00 %
Tier 1 capital (to average assets):
      Heritage Bancorp, Inc. ................     greater than or equal to   n/a         greater than or equal to   n/a
      Heritage National Bank ................     greater than or equal to   $15,677     greater than or equal to    5.00 %


Note 15 - Stockholders' Equity

The Corporation has a dividend reinvestment and stock purchase plan. Common stockholders may participate in the plan, which provides that additional shares of common stock may be purchased with reinvested dividends at prevailing market prices. To the extent that shares are not available in Treasury or open market, the Corporation has reserved 200,000 shares of common stock to be issued under the dividend reinvestment plan. The following number of Treasury shares were purchased by the plan: 23,559 in 1997, 13,193 in 1996 and 7,722 in 1995.

In January 1995, the Board of Directors approved a plan to repurchase shares of the Corporation's common stock in an amount not to exceed $2,500,000. The Plan was reapproved in January 1996 and 1997. Total shares repurchased under the Plan in 1997 were 61,628 at a total cost of $851,000. Total shares repurchased under the Plan in 1996 were 49,507 at a total cost of $1,011,000. Total shares repurchased under the Plan in 1995 were 64,248 at a total cost of $1,285,000. When treasury shares are reissued, any excess of the average acquisition cost of the shares over the proceeds from reissuance is charged to surplus.

                            Heritage Bancorp, Inc.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       December 31, 1997, 1996 and 1995

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

The risk of credit loss on off-balance sheet items is considered when determining the adequacy of the allowance for loan losses. The Bank's maximum exposure to credit loss for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, was as follows:


                                                              Contract or Notional Amount
                                                         -------------------------------------
(in thousands)                                                1997                 1996
                                                         ---------------      ----------------
Commitments to extend credit:
   Consumer ...........................................   $      19,993        $       22,680
   Real estate and commercial .........................          22,229                19,668
Standby letters of credit .............................           2,251                 2,011
                                                         ---------------      ----------------
                                                          $      44,473        $       44,359
                                                         ===============      ================

The Bank generally does not charge a fee to enter into standby letters of credit and unfunded loan commitments. Those commitments at December 31, 1997, if drawn upon, will be funded at current market rates.

                            Heritage Bancorp, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       December 31, 1997, 1996 and 1995

Note 17 - Fair Value of Financial Instruments

A summary of the estimated fair values of the Corporation's financial instruments are as follows:


(in thousands)                                                  December 31, 1997                       December 31, 1996
                                                        ----------------------------------      -----------------------------------
                                                           Carrying              Fair               Carrying              Fair
                                                            Amount               Value               Amount              Value
                                                        --------------      --------------      ---------------     ---------------
Financial assets:
   Cash and due from banks ............................    $  11,850           $  11,850            $   9,463           $   9,463
   Securities .........................................      110,780             110,780              114,682             114,939
   Loans receivable, net ..............................      231,631             233,951              205,642             207,000
   Accrued interest receivable ........................        2,254               2,254                2,088               2,088

Financial liabilities:
   Deposits ...........................................      266,256             266,394              254,244             254,330
   Short-term borrowings ..............................        8,204               8,204               15,952              15,952
   Term funds borrowed ................................       44,450              44,390               29,450              29,396
   Accrued interest payable ...........................          845                 845                  758                 758

Off-balance sheet financial instruments:
   Commitments to extend credit .......................            0                   0                    0                   0
   Standby letters of credit ..........................            0                   0                    0                   0

                            Heritage Bancorp, Inc.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       December 31, 1997, 1996 and 1995

Note 18 - Heritage Bancorp, Inc. (Parent Company Only)

Balance Sheets

                                                                                     December 31,
                                                                       -------------------------------------
(in thousands)                                                              1997                  1996
                                                                       ----------------      ---------------
Assets:
   Cash ............................................................     $         582         $      1,158
   Securities available for sale ...................................             3,859                3,125
   Investment in bank subsidiary ...................................            40,608               35,998
                                                                       ----------------      ---------------
      Total assets .................................................     $      45,049         $     40,281
                                                                       ================      ===============

Liabilities:
   Other liabilities ...............................................     $         430         $        200

Stockholders' equity ...............................................            44,619               40,081
                                                                       ----------------      ---------------
      Total liabilities and stockholders' equity ...................     $      45,049         $     40,281
                                                                       ================      ===============

Income Statements

                                                                                           Year Ended December 31,
                                                                      -----------------------------------------------------------
(in thousands)                                                             1997                  1996                 1995
                                                                      ----------------      ---------------      ----------------
Dividends from Bank subsidiary ....................................      $      2,275         $      3,550          $      2,566
Other income ......................................................                34                   31                    37
Securities gains ..................................................               180                    0                     0
Other expense .....................................................               (71)                  (5)                  (19)
                                                                      ----------------      ---------------      ----------------
Income before equity in undistributed net income of subsidiary ....             2,418                3,576                 2,584
Equity in net income less dividends of Bank subsidiary ............             3,610                1,404                   825
                                                                      ----------------      ---------------      ----------------

   Net income .....................................................      $      6,028         $      4,980          $      3,409
                                                                      ================      ===============      ================

                            Heritage Bancorp, Inc.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       December 31, 1997, 1996 and 1995

Note 18 - Heritage Bancorp, Inc. (Parent Company Only) - (continued)

Statements of Cash Flows

(in thousands)                                                                             Year Ended December 31,
                                                                       -----------------------------------------------------------
                                                                            1997                  1996                 1995
                                                                       ----------------      ---------------      ----------------
Operating activities:
   Net income .....................................................       $      6,028         $      4,980          $      3,409
   Adjustments to reconcile net income to cash provided
      by operating activities:
      Undistributed earnings of subsidiary ........................             (3,610)              (1,404)                 (825)
      Realized gain on sale of securities .........................               (180)                  (0)                   (0)
      Increase (decrease) in other liabilities ....................                 69                   (3)                  (38)
                                                                       ----------------      ---------------      ----------------
         Net cash provided by operating activities ................              2,307                3,573                 2,546

Investing activities:
   Purchase of securities .........................................               (356)                 (32)                  (40)
   Sales and maturities of securities .............................                247                    0                     0
                                                                       ----------------      ---------------      ----------------
         Net cash used in investing activities ....................               (109)                 (32)                  (40)

Financing activities:
   Purchase of treasury stock .....................................               (851)              (1,011)               (1,285)
   Issuance of treasury stock .....................................                508                  338                   255
   Cash dividends .................................................             (2,431)              (2,060)               (1,766)
   Cash paid in lieu of fractional shares .........................                 (0)                 (10)                   (3)
                                                                       ----------------      ---------------      ----------------
         Net cash used in financing activities ....................             (2,774)              (2,743)               (2,799)
                                                                       ----------------      ---------------      ----------------

Increase (decrease) in cash .......................................               (576)                 798                  (293)
Cash at beginning of year .........................................              1,158                  360                   653
                                                                       ----------------      ---------------      ----------------

Cash at end of year ...............................................       $        582         $      1,158          $        360
                                                                       ================      ===============      ================

Note 19 - Subsequent Event

On January 28, 1998, the Corporation sold its 19.9% investment in a closely held community bank for $3,364,000 resulting in a pre-tax gain of $1,682,000. At December 31, 1997, the investment was carried in the Corporation's financial statements at its cost of $1,682,000 since it did not have a readily determinable fair value as defined by FASB Statement No. 115.

               [LETTERHEAD OF BEARD & COMPANY INC. APPEARS HERE]


                         INDEPENDENT AUDITOR'S REPORT




To the Stockholders and
   Board of Directors
Heritage Bancorp, Inc.


        We have audited the accompanying consolidated balance sheets of Heritage Bancorp, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Bancorp, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                                   BEARD & COMPANY, INC.





Reading, Pennsylvania
January 28, 1998

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

The financial statements are audited each year by Beard & Company, Inc., which renders their independent professional opinion on the fairness of presentation of the statements and their conformity with generally accepted accounting principles. Their opinion on the 1997 financial statements is included in this annual report.

In addition, Heritage and its subsidiary are examined periodically by various regulatory agencies. Management considers carefully any reports that arise from such examinations and takes appropriate action.



/s/ Allen E. Kiefer
-----------------------------------
Allen E. Kiefer
President & Chief Executive Officer



/s/ Richard A. Ketner
-----------------------------------
Richard A. Ketner
Executive Vice President & Secretary



/s/ David L. Scott
-----------------------------------
David L. Scott, CPA
Vice President & Treasurer

                            HERITAGE BANCORP, INC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.


                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant

Directors of the Registrant

                                             Present Principal Occupation and Principal Occupation for Past           Director
              Name                  Age                                 Five Years                                     Since
              ----                  ---                                 ----------                                     -----
Ermano O. Agosti                     66     Retired, formerly President of Hometown, IGA, Inc. (Retail Grocery          1988
                                            Stores)
Richard D. Biever                    56     Vice President, Alpha Mills Corporation (Textile Manufacturer)              1995*
Albert L. Evans, Jr.                 58     President, Evans Delivery Company, Inc.                                     1995*
Richard T. Fenstermacher             55     Co-owner, Hadesty Hardware Co., Inc. (Major Appliances, Electronics         1991
                                            and Hardware)
Frederick A. Gosch                   56     Chairman and Chief Financial Officer, Pflueger Insurance Agency, Inc.       1995*
Richard A. Ketner                    43     Secretary of Corporation and Bank (April 1997 to date), Executive Vice      1995*
                                            President of Corporation and Bank (1995 to date; formerly President and Chief Executive Officer of Bankers' Financial Services Corporation
                                            and the Schuylkill Haven Trust Company)
Allen E. Kiefer                      54     President and Chief Executive Officer of Bank and Corporation               1983
Robert F. Koehler                    66     Retired, formerly President of Sylray, Inc. (Textile Manufacturer)          1981
Joanne C. McCloskey                  65     Retired School Teacher                                                      1993
Raman V. Patel                       61     Retired, formerly President, Raydyne, Inc. (Consulting Engineers)           1995*
Joseph P. Schlitzer                  46     President,  Higgins Insurance Associates and Coldwell Banker Higgins        1995
                                            Associates (Insurance / Real Estate)
William J. Zimmerman                 52     Director, Student Affairs and Marketing, Penn State University,             1991
                                            Schuylkill Campus

* Prior to March 1, 1995, named person served as a Director of Bankers' Financial Services Corporation, which merged into Miners National Bancorp, Inc. ("Miners") on March 1, 1995, at which time Miners changed its name to Heritage Bancorp, Inc.

                            HERITAGE BANCORP, INC.

Executive Officers of the Registrant

The names, ages and positions of all of the Corporation's executive officers as of December 31, 1997 are listed below along with their business experience during the past five years. Executive officers are appointed by the Board of Directors. There are no family relationships among these executive officers, nor any arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.


Name                       Age              Position and Business Experience During Past 5 Years
----                       ---              ----------------------------------------------------
Allen E. Kiefer            54               President and Chief Executive Officer of Corporation and Bank.

Richard A. Ketner          43               Secretary of Corporation and Bank (April 1997 to date), Executive Vice
                                            President of Corporation and Bank (March, 1995 to date), formerly President and
                                            Chief Executive Officer of Bankers' Financial Services Corporation and the
                                            Schuylkill Haven Trust Company.

David L. Scott, CPA        27               Treasurer and Chief Financial Officer of Corporation and Bank (April 1997 to
                                            date),and Assistant Vice President of Bank and Chief Accounting Officer of Bank
                                            and Corporation (1995 to April 1997), formerly certified public accountant with
                                            Beard & Company, Inc., Reading, Pennsylvania.
-------------------------------


             Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that directors and certain officers of the Corporation file reports of ownership and changes in ownership with the Securities and Exchange Commission as to the shares of Corporation common stock beneficially owned by them.

Based solely on its review of copies of such forms received by it, the Corporation believes that during the Corporation's fiscal year ending on December 31, 1997, all filing requirements applicable to its directors and officers were complied with in a timely fashion.

                            HERITAGE BANCORP, INC.

Item 11. Executive Compensation

Compensation

The following table shows, for the years ending December 31, 1997, 1996 and 1995, the cash compensation paid or accrued, as well as certain other compensation paid or accrued for those years, to Allen E. Kiefer, President and Chief Executive Officer of the Corporation and Richard A. Ketner, Executive Vice President and Secretary of the Corporation. Pursuant to the executive compensation disclosure rules of the Securities and Exchange Commission, information is not required as to the compensation of the Corporation's other executive officers because the total salary and bonus earned by such executive officers during 1997 did not exceed $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                         Long Term Compensation
                                                                                   -----------------------------------
                                              Annual Compensation                           Awards            Payouts
                                 -----------------------------------------------   -----------------------   ---------


                (a)                 (b)        (c)           (d)        (e)            (f)          (g)         (h)       (i)

                                                                       Other                                              All
                                                                       Annual       Restricted                           Other
            Name and                                                  Compen-         Stock       Options/      LTIP    Compen-
           Principal                          Salary        Bonus      sation        Award(s)       SARs      Payouts    sation
            Position               Year        ($)         ($)/(1)       ($)            ($)         (#)         ($)        ($)
------------------------------   --------  -----------   ----------  -----------   ------------  ---------   ---------  --------
Allen E. Kiefer                    1997       152,214       56,429      --             --          10,000       --         5,658 (2)
   President and Chief             1996       145,090       44,746      --             --           5,624       --         5,845
   Executive Officer of the        1995       140,353       40,365      --             --           5,000       --         4,245
   Corporation and Bank

Richard A. Ketner                  1997       109,390       38,628      --             --          10,000       --         4,754 (3)
   Executive Vice                  1996       100,815       33,158      --             --           3,750       --         3,894
   President and Secretary         1995        94,461       26,816      --             --           3,125       --         2,810
   of Corporation and Bank

(1) Reflects bonus earned during the fiscal year, including a portion of which is paid during the next fiscal year.

(2) Consists of $1,600 in Bank-matching contributions to the Corporation's 401(k) Profit Sharing Plan and approximately $4,058 allocated to
      Mr. Kiefer's account under the Corporation's Employee Stock Ownership
      Plan.

(3) Consists of $1,344 in Bank-matching contributions to the Corporation's 401(k) Profit Sharing Plan and approximately $3,410 allocated to Mr. Ketner's account under the Corporation's Employee Stock Ownership Plan.

                            HERITAGE BANCORP, INC.


Stock Options

The following table contains information concerning the grant of stock options under the Corporation's 1995 Stock Incentive Plan to the Chief Executive Officer and the other named executive officer during the year ending December 31, 1997.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                          Potential Realizable
                                                                                            Value at Assumed
                                                                                         Annual Rates of Stock
                                                                                         Price Appreciation for
                           Individual Grants                                                Option Term (1)
---------------------------------------------------------------------------------   ---------------------------------

            (a)             (b)            (c)            (d)            (e)             (f)               (g)

                          No. of         % of Total
                          Securities     Options
                          Underlying     Granted to    Exercise
                          Options        Employees      or Base        Expiration
                          Granted       in Fiscal        Price          Date
            Name          (#) (2)         Year        ($/Sh) (3)         (4)            5% ($)           10% ($)
---------------------   ------------   ------------   ------------   ------------   ---------------   ---------------
Allen E. Kiefer            10,000         24.21%         $ 13.38        3/25/07         $ 84,146         $ 213,243

Richard A. Ketner          10,000         24.21%         $ 13.38        3/25/07         $ 84,146         $ 213,243

(1) Illustrates value that would be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation of the Corporation's common stock over the term of the options.

(2) The date of grant for all options is March 25, 1997. All options granted are non-qualified stock options without SAR's. All options vest one year from the date of grant becoming exercisable for shares on the anniversary of the date of grant. To the extent not already exercisable, the options become automatically exercisable in the event of a merger or consolidation of the Corporation in which the Corporation is not the surviving entity, or the sale of all or substantially all of the assets of the Corporation, or an offer to purchase made by a party, other than the Corporation, to all stockholders of the Corporation for at least 35% of the outstanding stock. In addition, the Personnel Committee of the Board of Directors may, in its discretion, accelerate the vesting schedule, upon such terms and conditions as it may impose.

(3) The exercise price of all options granted is equal to the market price of the common stock on the date of grant. The exercise price shall be paid in cash, provided, however, that the Personnel Committee, in its sole discretion, may permit the payment of the exercise price in shares of common stock owned by the option holder prior to exercising the option, provided such shares have a fair market value on the date of payment equal to the option exercise price for the shares of common stock being purchased, or partly in cash and partly in such shares of common stock.

(4) All options expire 10 years from the date of grant. Notwithstanding the foregoing: (1) In the event of retirement, death or disability prior to the end of the option term, the option shall remain exercisable for a period of one year from the date of retirement, death or disability (but not later than the end of the option term) to the extent the option was vested, by acceleration or otherwise, at the time of retirement; and (2) in the event an option holder ceases to be employed other than by reason of retirement, death or disability, the option shall remain exercisable for three months from the date of cessation of employment (but not later than the end of the option term) to the extent the option was exercisable at the time of cessation of employment.

                            HERITAGE BANCORP, INC.


Option Exercises and Holdings

The following table sets forth information with respect to the Chief Executive Officer and the other named executive officer of the Corporation concerning the exercise of options during the year ending December 31, 1997 and unexercised options held as of the end of 1997.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values


            (a)                     (b)            (c)                (d)                       (e)

                                                                                             Value of
                                                                   Number of                Unexercised
                                                                  Unexercised              In-the-Money
                                  Shares                         Options/SARs              Options/SARs
                                 Acquired                        at FY-End (#)             at FY-End ($)
                                    on            Value
                                 Exercise       Realized         Exercisable/              Exercisable/
            Name                    (#)          ($) (1)         Unexercisable           Unexercisable (2)
-----------------------------   ------------   ------------   --------------------   --------------------------
Allen E. Kiefer                           0      $      0         10,624/10,000            $109,184/$70,000

Richard A. Ketner                         0      $      0         13,250/10,000            $154,283/$70,000

----------------------------------------

(1) Fair market value of common stock at exercise, minus the exercise price.

(2) Fair market value of common stock at year-end ($20.38 per share).

                            HERITAGE BANCORP, INC.

Defined Benefit Pension Plan

The Bank has a Defined Benefit Pension Plan for all eligible employees (age 21 plus one year of service). All the costs of the Plan, as determined by the Plan actuaries, are paid by the Bank. Employees do not and cannot contribute to the Plan. A plan participant's pension benefit, which becomes fully vested after 5 years of service, is determined by multiplying years of service by 1% by career average salary.

The following table indicates sample pension benefits which would be payable under this Plan to a retiring participant at age 65. Various levels of compensation and years of service are shown.

                               PENSION PLAN TABLE

                                                 Years of Service
         Career Average           ----------------------------------------------
          Compensation                10          20          30          40
--------------------------------- ----------  ----------  ----------  ----------

 $   15,000  ....................   $ 1,500     $ 3,000     $ 4,500     $ 6,000
     30,000  ....................     3,000       6,000       9,000      12,000
     45,000  ....................     4,500       9,000      13,500      18,000
     60,000  ....................     6,000      12,000      18,000      24,000
     75,000  ....................     7,500      15,000      22,500      30,000
     90,000  ....................     9,000      18,000      27,000      36,000
    105,000  ....................    10,500      21,000      31,500      42,000
    120,000  ....................    12,000      24,000      36,000      48,000
    135,000  ....................    13,500      27,000      40,500      54,000
    150,000  ....................    15,000      30,000      45,000      60,000
    165,000  ....................    16,500      33,000      49,500      66,000
    180,000  ....................    18,000      36,000      54,000      72,000
    195,000  ....................    19,500      39,000      58,500      78,000
    210,000  ....................    21,000      42,000      63,500      84,000
    225,000  ....................    22,500      45,000      67,500      90,000



The Benefit amounts set forth in the table are not subject to reduction for social security benefits. With respect to the named executive officers, the annual compensation set forth in the Summary Compensation Table does not differ substantially from the remuneration which would be covered under the Plan. For purposes of the Plan at December 31, 1997, Mr. Kiefer had 28 years and 8 months of service and Mr. Ketner had 3 years of service.

The amount of contribution, payment or accrual in respect of a specified person is not and cannot readily be separately or individually calculated by the regular actuaries for the Plan. The Bank made no pension contribution in 1997 due to the Full Funding Limitation under the Employee Retirement Income Security Act of 1974, as amended.

Executive Supplemental Income Plan

The Board of Directors adopted a nonqualified Executive Supplemental Income Benefit Plan ("ESI Plan") effective as of January 1, 1989. The ESI Plan provides death benefits and supplemental retirement benefits for selected officers of the Bank.

Under the ESI Plan, the Bank enters into individual agreements with participants. The agreements provide for annual payments to the participant's designated beneficiary for a specified period of years following the participant's death. The ESI Plan also provides for supplemental retirement benefits for a participant who has attained age 65 and who has remained in the continuous employment of the Bank until his retirement; however, in the case of the sale of the stock or assets, merger, or substantial change in the ownership of the Bank, continuous employment of the participant is required only until the date the participant voluntarily terminates his employment or is discharged by the Bank or its successor without just cause.

                            HERITAGE BANCORP, INC.

Under the supplemental retirement provisions, participants are eligible for supplemental benefits up to 75% of the participant's final average salary. Those supplemental retirement benefits are subject to reduction for social security benefits and benefits received under the Defined Benefit Pension Plan. Subject to the approval of the Bank Board of Directors, a participant can elect early retirement at age 55. However, a participant can elect early retirement without Board approval at age 55 if there is a sale of the stock or assets, merger, or substantial change in ownership of the Bank. The retirement benefits payable to a participant who has elected early retirement will be actuarially reduced. Mr. Kiefer's yearly supplemental pension benefit, commencing at his normal retirement and payable for 15 years, is $37,605. Mr. Ketner does not participate in the ESI Plan.

Director Compensation

Directors of the Corporation and Directors of the Bank receive an annual retainer of $2,000, provided, however, that an individual serving as both a Corporation and Bank Director receives only one $2,000 annual retainer. The Chairman receives an additional $2,000 retainer. Directors of the Corporation and the Bank receive $600 for attendance at each regular monthly meeting of the Corporation Board and Bank Board, respectively, and the Chairman receives $960 for attendance at each regular monthly meeting of the Corporation Board and Bank Board, respectively. The chairman of each Board Committee receives an additional $1,000 retainer. Directors of the Corporation and Bank are paid $50 per hour for each Board Committee meeting attended.

Change in Control and Employment Agreements

The Corporation has entered into Change in Control Agreements with the named executive officers. Under the terms of the agreements, in the event the executive officer's employment with the Corporation or Bank is terminated by the Corporation, Bank or the executive officer, pursuant to a change in control of the Bank or the Corporation, the executive officer's cash compensation in effect prior to the change in control will continue for a period of three (3) years. Cash compensation is defined to include base salary plus the incentive bonus earned for the preceding calendar year. A termination pursuant to a change in control may occur in connection with a merger, consolidation, acquisition, reorganization, sale of assets or significant stock acquisition of the Corporation or Bank. The Change in Control Agreements also provide that the Corporation will continue to provide the executive officer with available insurance coverages in effect at the time of executive's termination pursuant to a change in control for a period of three (3) years, offset by coverage from any subsequent employment, or until the executive attains age 65.

The Corporation also has entered into Employment Agreements with the named executive officers. Pursuant to the Employment Agreements, which were amended during 1997, each of the executive officers will continue employment with the Corporation and Bank in their current positions until September 30, 2000. The Employment Agreements provide that each of the executive officers shall be entitled to receive as compensation their respective base salaries in effect on the consummation date of the merger of Bankers' Financial Services Corporation into the Corporation on March 1, 1995, subject to increase based on merit review, plus participation in the Corporation's Incentive Compensation Plan and participation in the Corporation's employee benefit plans.

Compensation Committee Interlocks and Insider Participation

As reported in the "Board of Directors' Report On Executive Information", the entire Board of Directors of the Corporation is responsible for establishing, implementing and monitoring compensation policies. Messrs. Kiefer and Ketner, each of whom is a member of the Board, also serve as executive officers of the Corporation and the Bank. While Messrs. Kiefer and Ketner participated during 1997 in Board decisions regarding the compensation of subordinate executive officers, they did not participate in any Board decisions regarding their own compensation and were excused from Board meetings at which their respective compensation was discussed.

Board of Directors' Report on Executive Compensation

The Corporation does not have a Compensation Committee. The full Board of Directors of the Corporation is responsible for establishing, implementing and monitoring all compensation policies of the Corporation and its primary operating subsidiary, Heritage National Bank (the "Bank"). The Board of Directors is also responsible for evaluating the performance of the Chief Executive Officer of the Corporation and recommending appropriate compensation levels. The Chief Executive Officer evaluates the performance of subordinate officers of the Corporation and recommends individual compensation levels to the Board of Directors. The Chief Executive Officer does not participate in any Board decisions

                            HERITAGE BANCORP, INC.

regarding his own compensation as an executive officer. The Board of Directors meets without the Chief Executive Officer present to evaluate his performance under the Corporation's executive compensation program.

In 1997, the key elements of the Corporation's executive compensation package consisted of base salary, annual incentive bonus pursuant to the Heritage National Bank Incentive Plan (the "Incentive Bonus Plan") and stock option grants pursuant to the Corporation's 1995 Stock Incentive Plan (the "Stock Option Plan"). In addition, at various times in the past, the Corporation has adopted certain broad-based employee benefit plans in which executive officers have been permitted to participate including a defined benefit pension plan, an Employee Stock Ownership Plan, a 401(k) Profit Sharing Plan and a non-qualified Executive Supplemental Income Benefit Plan.

The Corporation's executive compensation program, particularly the incentive bonus, is designed to be closely linked to corporate performance and returns to shareholders. To this end, the Corporation, in conjunction with its independent compensation consultants, has developed an overall compensation strategy and compensation plan that ties a portion of the executive compensation to the Corporation's success in meeting specified performance goals. The objective of this strategy is to attract and retain the best possible executive talent, to motivate these executives to achieve the goals inherent in the Corporation's business strategy and to provide a compensation package that recognizes individual contributions as well as overall business results.

Base Compensation

The Chief Executive Officer initially recommends annual base salary levels for other executive officers to the Personnel Committee of the Board, taking into account performance and level of responsibility of the respective officers and overall corporate performance for the prior year. In making recommendations, the Chief Executive Officer also considers the competitive market place for executive talent, including a comparison to base compensation for comparable positions at competing financial institutions in the Corporation's geographic market area as compiled by the Human Resources Department of the Bank. Following review and approval by the Personnel Committee, the annual base salary levels are then presented to the full Board for final approval.

The base compensation of the Chief Executive Officer is set annually by the Board of Directors at a meeting which is not attended by the Chief Executive Officer. In determining the base compensation of the Chief Executive Officer, the Board treats overall corporate performance as the primary factor. The Board also takes into account the base compensation of presidents and chief executive officers at other similarly sized financial institutions as set forth in surveys subscribed to by the Corporation, along with salary information compiled by the Human Resource Department of the Bank with regard to the chief executive officer salaries at competitor institutions located within the Corporation's geographic market area.

During 1997, the base compensation of Allen E. Kiefer, President and Chief Executive Officer of the Corporation, was $143,800, which amount represents an increase of $6,000 or 4.4% over Mr. Kiefer's 1996 base compensation of $137,800.

Incentive Bonus Plan

The Incentive Bonus Plan (the "Plan") was implemented effective January 1, 1997. The purpose of the Plan is to increase shareholder value through a balanced increase in the growth and earnings of the Corporation by providing an opportunity for all employees, including executive officers of the Corporation, to earn additional cash renumeration in the form of a year-end bonus award if the Corporation's performance for the year exceeds certain "key performance indicators." The Plan is based on pre-defined, weighted goals (key performance indicators) which include loan and deposit growth, the margin, nonoperating income, the efficiency ratio, and asset quality. These key performance indicators are set at the beginning of each calendar year. The key performance indicators are weighted based on the relative amount of additional revenues achieving a goal for an individual indicator would generate. The overall theory is that a minimum level of achievement is necessary for any bonus to be paid out and after that level is achieved a percentage of the increase in net income would go into a bonus pool to be allocated to the employees of the Corporation. The minimum level of achievement is referred to as a baseline for each key performance indicator and is generally equal to the actual results of the Corporation from the prior year. If the Corporation performs below baseline for all key performance indicators, no bonus will be rewarded for that year. For the year ended December 31, 1997, the Plan generated a bonus pool equal to $517,890, which represents 32.6% of the increase in net income after giving effect for income taxes. The bonus plan is allocated to the employees based on a percentage of base salary. The percentage is based on the employee's position in the Corporation's salary administration program, where higher salary levels receive a

                            HERITAGE BANCORP, INC.

higher percentage of base salary for purposes of determining the bonus amount. For 1997, the percentage of the bonus pool applicable to the Chief Executive Officer was 10.9%, resulting in an incentive bonus for Mr. Kiefer totalling $56,429.

Stock Option Plan

Under the 1995 Stock Option Plan, incentive stock options, non-qualified stock options and stock appreciation rights in conjunction with such options, may be granted to executive officers of the Corporation or its subsidiaries. The Personnel Committee sets guidelines for the size of stock option awards based on a recommendation each year from management. Although the size of awards is largely a subjective determination based on the particular executive officer, factors considered include competitive compensation data from the list of peer group companies compiled by the Human Resources Department of the Bank, the amount of options previously awarded to an executive officer and the value of unexercised in-the-money options at year end. In the event of poor corporate performance, the Personnel Committee can elect not to award options.

Stock options during 1997 were granted with an exercise price equal to 100% of the fair market value of the common stock on the date of grant and vest in full one year from the date of grant. All options granted were non-qualified stock options. No stock appreciation rights were granted during 1997.

In 1997, Mr. Kiefer received options to purchase 10,000 shares of common stock with an exercise price of $13.38 per share. Mr. Kiefer presently is the beneficial owner, directly or indirectly, of 19,648 shares of common stock and also holds presently exercisable options to purchase an additional 10,624 shares and presently unexercisable options to purchase an additional 10,000 shares. The Board of Directors believes that significant equity interests in the Corporation held by the Corporation's senior management are beneficial to the common interests of shareholders and management.

                                        Board of Directors

                                        Albert L. Evans, Jr., Chairman
                                        Ermano O. Agosti
                                        Richard D. Biever
                                        Richard T. Fenstermacher
                                        Frederick A. Gosch
                                        Richard A. Ketner
                                        Allen E. Kiefer
                                        Robert F. Koehler
                                        Joanne C. McCloskey
                                        Raman V. Patel
                                        Joseph P. Schlitzer
                                        William J. Zimmerman

                            HERITAGE BANCORP, INC.


                               Performance Graph
--------------------------------------------------------------------------------

                           Total Return Performance


                           [LINE GRAPH APPEARS HERE]



                                                    Period Ending
                           --------------------------------------------------------------
Index                         12/31/92  12/31/93  12/31/94  12/31/95  12/31/96  12/31/97
-----------------------------------------------------------------------------------------
Heritage Bancorp, Inc.          100.00    135.98    166.05    172.13    197.37    372.41
NASDAQ - Total US               100.00    114.80    112.21    158.70    195.19    239.53
NASDAQ Bank Index               100.00    114.04    113.63    169.22    223.41    377.44

                            HERITAGE BANCORP, INC.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Beneficial Owners

As of December 31, 1997, Heritage National Bank (the "Bank", all of the outstanding stock of which is held by the Corporation) held, either directly or by way of its nominees, approximately 8.29%, or approximately 395,776 shares of the outstanding stock of the Corporation in its trust department as fiduciary for certain trusts, estates and agency accounts which beneficially own such shares. Of these shares, the Bank had sole voting and investment power with respect to 239,151 shares, and shared voting and investment power with respect to 34,213 shares.

To the best of the Corporation's information and belief, no other person holds beneficially or of record, directly or indirectly, five percent (5%) or more of the outstanding shares of the Corporation's common stock.

Security Ownership of Management

The following table sets forth information relating to beneficial ownership of shares of common stock of the Corporation by all of the Corporation's present Directors, each named executive officer of the Corporation set forth in the Summary Compensation Table, and by all of the Corporation's Directors and executive officers as a group, without naming them, as of December 31, 1997. Unless otherwise indicated in a footnote below, each individual holds sole voting and investment power over the shares listed in the table. For purposes of the table, beneficial ownership also includes any shares which the individual has the right to acquire within 60 days of December 31, 1997 through the exercise of outstanding stock options granted pursuant to the Corporation's stock option plans.

                                         Position               No. of Shares and
                                           with                Nature of Beneficial    Percentage
   Name                                 Corporation                  Ownership          of Class
   --------------------------           -----------            --------------------     --------
Ermano O. Agosti.....................    Director                     7,063(1)             0.15%
Richard D. Biever....................    Director                    19,056(2)             0.40%
Albert L. Evans, Jr..................    Chairman of the
                                         Board                       25,334(3)             0.53%
Richard T. Fenstermacher.............    Director                    11,043(4)             0.23%
Frederick A. Gosch...................    Director                    15,608(5)             0.33%
Richard A. Ketner....................    Executive Vice
                                         President, Secretary
                                         and Director                33,051(6)             0.69%
Allen E. Kiefer......................    President, Chief
                                         Executive Officer
                                         and Director                40,272(7)             0.84%
Robert F. Koehler....................    Director                    30,978(8)             0.65%
Joanne C. McCloskey..................    Director                    22,860(9)             0.48%
Raman V. Patel.......................    Director                    13,210(10)            0.28%
Joseph P. Schlitzer..................    Director                    34,711(11)            0.73%
William J. Zimmerman.................    Director                     4,716(12)            0.10%


All Directors and Executive
Officers (12 Persons)................                             257,902                5.40%

                            HERITAGE BANCORP, INC.

     (1) Includes 4,867 shares held jointly with spouse and 1,500 shares which may be acquired upon exercise of stock options.

     (2) Includes 1,300 shares which may be acquired upon exercise of stock options.

     (3) Includes 21,593 shares held jointly with spouse and 1,590 shares which may be acquired upon exercise of stock options.

     (4) 7,846 of the shares reported as beneficially owned by Mr. Fenstermacher are owned directly by Sonric, a partnership. Also includes 1,500 shares which may be acquired upon exercise of stock options.

     (5) Includes 12,636 shares held jointly with spouse, 1,472 shares held by Pflueger Insurance Agency and 1,500 shares which may be acquired upon exercise of stock options.

     (6) Includes 9,070 shares held jointly with spouse, 23,248 shares which may be acquired upon exercise of stock options and 733 shares allocated to the account of Mr. Ketner under the Heritage's Employee Stock Ownership Plan and 401(k) Profit Sharing Plan.

     (7) Includes 9,154 shares held jointly with spouse, 20,624 shares which may be acquired upon exercise of stock options and 4,078 shares allocated to the account of Mr. Kiefer under the Heritage's Employee Stock Ownership Plan and 401(k) Profit Sharing Plan.

     (8) Includes 6,816 shares held jointly with spouse, 22,662 shares held directly by spouse and 1,500 shares which may be acquired upon exercise of stock options. Mr. Koehler disclaims beneficial ownership of the shares held directly by his spouse.

     (9) Includes 16,698 shares held jointly with spouse, 1,450 shares held in a self-directed IRA, 2,712 shares held by spouse in a self-directed IRA, 1,500 shares which may be acquired upon exercise of stock options and 500 shares held as co-trustee. Mrs. McCloskey disclaims beneficial ownership of the 500 shares held in trust.

     (10) Includes 11,710 shares held jointly with spouse and 1,500 shares which may be acquired upon exercise of stock options.

     (11) Includes 27,351 shares held jointly with spouse, 1,500 shares which may be acquired upon exercise of stock options and 5,860 shares held by Higgins Insurance Associates, Inc., a corporation of which Mr. Schlitzer is a controlling person.

     (12) Includes 2,065 shares held jointly with spouse and 1,500 shares which may be acquired upon exercise of stock options.


Item 13. Certain Relationships and Related Transactions

The Bank has had in the past and expects to have in the future, transactions in the ordinary course of its business, with directors and officers of the Bank and the Corporation and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with other persons, which do not involve more than the normal risk of collectibility, or present other unfavorable features.

                             HERITAGE BANCORP, INC.

                                    PART IV
                                    -------

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

             3.  Exhibits

                 2 The Agreement and Plan of Consolidation, dated as of November 18, 1997, between Heritage Bancorp, Inc. (the "Corporation") and BCB Financial Services Corporation is incorporated herein by reference to Exhibit 2 to the Corporation's Current Report on Form 8-K, dated November 18, 1997.

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

                 10(a)   The Heritage National Bank Incentive Plan.

                 10(b) Executive Supplemental Income Agreement, including Addendum thereto, both dated as of January 30, 1990, between Heritage National Bank, formerly, prior to change of name, the Miners National Bank (the "Bank") and Allen E. Kiefer, is incorporated herein by reference to Exhibit 10(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

                 10(c) Deferred Income Agreement, dated as of January 1, 1985, between the Bank and Allen E. Kiefer, is incorporated herein by reference to Exhibit 10(f) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

                 10(d) Deferred Income Agreement, dated as of December 1, 1990, between the Bank and Allen E. Kiefer, is incorporated herein by reference to Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

                 10(e) Employment Agreement between the Corporation and Allen E. Kiefer, President and Chief Executive Officer, is incorporated herein by reference to
                         Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

                            HERITAGE BANCORP, INC.


                 10(f) First Amendment to Employment Agreement between the Corporation and Allen E. Kiefer, President and Chief Executive Officer, is incorporated herein by reference to Exhibit 10(a) to the Corporation's Form 10-Q for the quarter ended September 30, 1997.

                 10(g) Employment Agreement between the Corporation and Richard A. Ketner, Executive Vice President and Secretary, is incorporated herein by reference to
                         Exhibit 10(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

                 10(h) First Amendment to Employment Agreement between the Corporation and Richard A. Ketner, Executive Vice President and Secretary is incorporated herein by reference to Exhibit 10(b) to the Corporation's Form 10-Q for the quarter ended September 30, 1997.

                 10(i) Amended and Restated Change in Control Agreement between the Corporation and Allen E. Kiefer, President and Chief Executive Officer, is incorporated herein by reference to Exhibit 10(c) to the Corporation's
                         Form 10-Q for the quarter ended September 30, 1997.

                 10(j) Amended and Restated Change in Control Agreement between the Corporation and Richard A. Ketner, Executive Vice President and Secretary, is incorporated herein by reference to Exhibit 10(d) to the Corporation's Form 10-Q for the quarter ended September 30, 1997.

                 10(k) Change in Control Agreement between the Corporation and David L. Snyder, Vice President and Senior Commercial Loan Officer, is incorporated herein by reference to
                         Exhibit 10(e) to the Corporation's Form 10-Q for the quarter ended September 30, 1997.

                 10(l) Change in Control Agreement between the Corporation and David L. Scott, Vice President and Treasurer, is incorporated herein by reference to Exhibit 10(f) to the Corporation's Form 10-Q for the quarter ended September 30, 1997.

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

                 21      Subsidiaries of the Registrant.

                 23      Consent of Independent Auditors.

                 27      Financial Data Schedule.

                 99.1 Stock Option Agreement dated November 18, 1997 by and between BCB Financial Services Corporation ("BCB Stock Option Agreement") is incorporated herein by reference to Exhibit 99.1 to the Corporation's Current Report on Form 8-K dated November 18, 1997.

                 99.2 Stock Option Agreement dated November 18, 1997 by and between BCB Financial Services Corporation ("Heritage Stock Option Agreement") is incorporated herein by reference to Exhibit 99.2 to the Corporation's Current Report on Form 8-K dated November 18, 1997.

                            HERITAGE BANCORP, INC.


        (b)      Reports on Form 8-K.

                 The Corporation filed a current report on Form 8-K with the Securities and Exchange Commission on November 18, 1997, relating to the execution by the Corporation of an Agreement and Plan of Consolidation (the "Agreement") between the Corporation and BCB Financial Services Corporation ("BCB") and pursuant to which the Corporation and BCB will consolidate into a new and as yet unnamed Pennsylvania business corporation and two bank holding company. The Agreement was approved by the Boards of Directors of BCB and the Corporation on November 18, 1997 and is subject to shareholder and regulatory approval.

                 There were no other filings on Form 8-K during the quarter ending December 31, 1997.

                            HERITAGE BANCORP, INC.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HERITAGE BANCORP, INC.



March 5, 1998                          By: /s/ Allen E. Kiefer
                                          -------------------------------------
                                          Allen E. Kiefer
                                          President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURES                     TITLE                               DATE
----------                     -----                               ----

/s/ Allen E. Kiefer            President, Chief Executive Officer  March 5, 1998
-----------------------------  and Director
Allen E. Kiefer



/s/ Richard A. Ketner          Executive Vice President,           March 5, 1998
-----------------------------  Secretary and Director
Richard A. Ketner



/s/ David L. Scott             Vice President and Treasurer        March 5, 1998
-----------------------------  (Principal Financial Officer)
David L. Scott, CPA



/s/ Ermano O. Agosti           Director                            March 5, 1998
-----------------------------
Ermano O. Agosti



/s/ Richard D. Biever          Director                            March 5, 1998
-----------------------------
Richard D. Biever



/s/ Albert L. Evans, Jr.       Chairman of the Board               March 5, 1998
-----------------------------
Albert L. Evans, Jr.



/s/ Richard T. Fenstermacher   Director                            March 5, 1998
-----------------------------
Richard T. Fenstermacher



/s/ Frederick A. Gosch         Director                            March 5, 1998
-----------------------------
Frederick A. Gosch

                            HERITAGE BANCORP, INC.



SIGNATURES                     TITLE                               DATE
----------                     -----                               ----


/s/ Robert F. Koehler          Director                            March 5, 1998
-----------------------------
Robert F. Koehler


/s/ Joanne C. McCloskey        Director                            March 5, 1998
-----------------------------
Joanne C. McCloskey



/s/ Raman V. Patel             Director                            March 5, 1998
-----------------------------
Raman V. Patel


/s/ Joseph P. Schlitzer        Director                            March 5, 1998
-----------------------------
Joseph P. Schlitzer



/s/ William J. Zimmerman       Director                            March 5, 1998
-----------------------------
William J. Zimmerman

                            HERITAGE BANCORP, INC.

                                 EXHIBIT INDEX
                                 -------------

Exhibit                                                              Sequential
Number                                                              Page Number
------                                                              -----------

2 The Agreement and Plan of Consolidation, dated as of November 18, 1997, between Heritage Bancorp, Inc.
      (the "Corporation") and BCB Financial Services Corporation is incorporated herein by reference to Exhibit 2 to the Corporation's Current Report on Form 8-K, dated
      November 18, 1997.

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

10(a) The Heritage National Bank Incentive Plan.                         76

10(b) Executive Supplemental Income Agreement, including Addendum thereto, both dated as of January 30, 1990, between Heritage National Bank, formerly, prior to change of name, The Miners National Bank (the "Bank") and Allen E. Kiefer, is incorporated herein by reference to Exhibit 10(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

10(c) Deferred Income Agreement, dated as of January 1, 1985, between the Bank and Allen E. Kiefer, is incorporated herein by reference to Exhibit 10(f) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

10(d) Deferred Income Agreement, dated as of December 1, 1990, between the Bank and Allen E. Kiefer, is incorporated herein by reference to Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

10(e) Employment Agreement between the Corporation and Allen E.
      Kiefer, President and Chief Executive Officer, is incorporated herein by reference to Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

10(f) First Amendment to Employment Agreement between the
      Corporation and Allen E. Kiefer, President and Chief
      Executive Officer, is incorporated herein by reference to
      Exhibit 10(a) to the Corporation's Form 10-Q for the quarter ended September 30, 1997.

10(g) Employment Agreement between the Corporation and Richard A.
      Ketner, Executive Vice President and Secretary, is incorporated herein by reference to Exhibit 10(i) to the Corporation's Annual Report on Form 10-K for the year ended
      December 31, 1994.

10(h) First Amendment to Employment Agreement between the
      Corporation and Richard A. Ketner, Executive Vice President and Secretary is incorporated herein by reference to
      Exhibit 10(b) to the Corporation's Form 10-Q for the quarter ended September 30, 1997.

10(i) Amended and Restated Change in Control Agreement between the
      Corporation and Allen E. Kiefer, President and Chief Executive Officer, is incorporated herein by reference to Exhibit 10(c) to the Corporation's Form 10-Q for the quarter ended
      September 30, 1997.

                            HERITAGE BANCORP, INC.



Exhibit                                                             Sequential
Number                                                              Page Number
------                                                              -----------

10(j) Amended and Restated Change in Control Agreement between the
      Corporation and Richard A. Ketner, Executive Vice President and Secretary, is incorporated herein by reference to
      Exhibit 10(d) to the Corporation's Form 10-Q for the quarter ended September 30, 1997.

10(k) Change in Control Agreement between the Corporation and
      David L. Snyder, Vice President and Senior Commercial Loan
      Officer, is incorporated herein by reference to Exhibit 10(e) to the Corporation's Form 10-Q for the quarter ended
      September 30, 1997.

10(l) Change in Control Agreement between the Corporation and David
      L. Scott, Vice President and Treasurer, is incorporated herein by reference to Exhibit 10(f) to the Corporation's Form 10-Q for the quarter ended September 30, 1997.

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


21    Subsidiaries of the Registrant.                                    78

23    Consent of Independent Auditors.                                   79

27    Financial Data Schedule.                                           80

99.1 Stock Option Agreement dated November 18, 1997 by and between BCB Financial Services Corporation ("BCB Stock Option
      Agreement") is incorporated herein by reference to
      Exhibit 99.1 to the Corporation's Current Report on Form 8-K dated November 18, 1997.

99.2 Stock Option Agreement dated November 18, 1997 by and between BCB Financial Services Corporation ("Heritage Stock Option
      Agreement") is incorporated herein by reference to
      Exhibit 99.2 to the Corporation's Current Report on Form 8-K dated November 18, 1997.